Form 10-Q
period 2024-09-30
NEOGENOMICS INC
filed 2024-11-05
CIK 1077183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of November 1, 2024, the registrant had 128,360,871 shares of common stock, par value $0.001 per share outstanding.

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NEOGENOMICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(unaudited) September 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$361,992	$342,488
Marketable securities, at fair value	25,821	72,715
Accounts receivable, net	151,428	131,227
Inventories	24,457	24,156
Prepaid assets	18,235	17,987
Other current assets	8,308	8,239
Total current assets	590,241	596,812
Property and equipment (net of accumulated depreciation of $181,340 and $158,211, respectively)	93,038	92,012
Operating lease right-of-use assets	81,442	91,769
Intangible assets, net	348,042	373,128
Goodwill	522,766	522,766
Other assets	5,582	4,742
Total non-current assets	1,050,870	1,084,417
Total assets	$1,641,111	$1,681,229
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$16,514	$20,334
Accrued compensation	52,165	53,161
Accrued expenses and other liabilities	22,998	15,069
Current portion of operating lease liabilities	3,716	5,610
Current portion of convertible senior notes, net	200,424	—
Contract liabilities	589	2,130
Total current liabilities	296,406	96,304
Long-term liabilities
Operating lease liabilities	62,172	67,871
Convertible senior notes, net	339,956	538,198
Deferred income tax liabilities, net	22,771	24,285
Other long-term liabilities	11,596	13,034
Total long-term liabilities	436,495	643,388
Total liabilities	$732,901	$739,692
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.001 par value, (250,000,000 shares authorized; 128,061,944 and 127,369,142 shares issued and outstanding, respectively)	$128	$127
Additional paid-in capital	1,219,182	1,190,139
Accumulated other comprehensive loss	(643)	(1,674)
Accumulated deficit	(310,457)	(247,055)
Total stockholders’ equity	$908,210	$941,537
Total liabilities and stockholders’ equity	$1,641,111	$1,681,229
See the accompanying notes to the unaudited Consolidated Financial Statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
NET REVENUE
Clinical Services	$145,783	$127,553	$421,706	$365,578
Advanced Diagnostics	22,041	24,401	66,860	70,513
Total net revenue	167,824	151,954	488,566	436,091

COST OF REVENUE	92,944	89,643	275,723	259,075

GROSS PROFIT	74,880	62,311	212,843	177,016
Operating expenses:
General and administrative	66,969	61,486	196,094	183,343
Research and development	7,684	5,285	23,190	20,182
Sales and marketing	20,415	17,610	62,313	52,770
Restructuring charges	1,009	2,125	4,951	9,883
Total operating expenses	96,077	86,506	286,548	266,178
LOSS FROM OPERATIONS	(21,197)	(24,195)	(73,705)	(89,162)
Interest income	(4,673)	(4,525)	(14,099)	(12,057)
Interest expense	1,642	1,685	4,993	5,226
Other (income) expense, net	(317)	96	(52)	(520)
Loss before taxes	(17,849)	(21,451)	(64,547)	(81,811)
Income tax benefit	(150)	(2,935)	(1,145)	(8,169)
NET LOSS	$(17,699)	$(18,516)	$(63,402)	$(73,642)

NET LOSS PER SHARE
Basic	$(0.14)	$(0.15)	$(0.50)	$(0.59)
Diluted	$(0.14)	$(0.15)	$(0.50)	$(0.59)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	126,953	125,687	126,491	125,358
Diluted	126,953	125,687	126,491	125,358
See the accompanying notes to the unaudited Consolidated Financial Statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
NET LOSS	$(17,699)	$(18,516)	$(63,402)	$(73,642)

OTHER COMPREHENSIVE INCOME:
Net unrealized gain on marketable securities, net of tax	379	726	1,031	2,053
Total other comprehensive income, net of tax	379	726	1,031	2,053
COMPREHENSIVE LOSS	$(17,320)	$(17,790)	$(62,371)	$(71,589)
See the accompanying notes to the unaudited Consolidated Financial Statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2023	127,369,142	$127	$1,190,139	$(1,674)	$(247,055)	$941,537
Issuance of common stock for ESPP	70,278	—	917	—	—	917
Issuance of restricted stock, net of forfeitures	(17,398)	—	(199)	—	—	(199)
Issuance of common stock for stock options	12,764	—	102	—	—	102
Stock issuance fees and expenses	—	—	(4)	—	—	(4)
Stock-based compensation expense	—	—	7,774	—	—	7,774
Net unrealized gain on marketable securities, net of tax	—	—	—	344	—	344
Net loss	—	—	—	—	(27,061)	(27,061)
Balance, March 31, 2024	127,434,786	$127	$1,198,729	$(1,330)	$(274,116)	$923,410
Issuance of common stock for ESPP	102,112	—	1,280	—	—	1,280
Issuance of restricted stock, net of forfeitures	32,607	—	(1,631)	—	—	(1,631)
Issuance of common stock for stock options	281,608	1	2,320	—	—	2,321
Stock issuance fees and expenses	—	—	(3)	—	—	(3)
Stock-based compensation expense	—	—	8,841	—	—	8,841
Net unrealized gain on marketable securities, net of tax	—	—	—	308	—	308
Net loss	—	—	—	—	(18,642)	(18,642)
Balance, June 30, 2024	127,851,113	$128	$1,209,536	$(1,022)	$(292,758)	$915,884
Issuance of common stock for ESPP	75,238	—	897	—	—	897
Issuance of restricted stock, net of forfeitures	56,443	—	(603)	—	—	(603)
Issuance of common stock for stock options	79,150	—	886	—	—	886
Stock issuance fees and expenses	—	—	(4)	—	—	(4)
Stock-based compensation expense	—	—	8,470	—	—	8,470
Net unrealized gain on marketable securities, net of tax	—	—	—	379	—	379
Net loss	—	—	—	—	(17,699)	(17,699)
Balance, September 30, 2024	128,061,944	$128	$1,219,182	$(643)	$(310,457)	$908,210

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2022	126,913,992	$127	$1,160,882	$(3,899)	$(159,087)	$998,023
Issuance of common stock for ESPP	96,733	—	811	—	—	811
Issuance of restricted stock, net of forfeitures	114,738	—	(147)	—	—	(147)
Issuance of common stock for stock options	75,028	—	751	—	—	751
Stock issuance fees and expenses	—	—	(4)	—	—	(4)
Stock-based compensation expense	—	—	4,758	—	—	4,758
Net unrealized gain on marketable securities, net of tax	—	—	—	1,065	—	1,065
Net loss	—	—	—	—	(30,795)	(30,795)
Balance, March 31, 2023	127,200,491	$127	$1,167,051	$(2,834)	$(189,882)	$974,462
Issuance of common stock for ESPP	78,302	—	1,029	—	—	1,029
Issuance of restricted stock, net of forfeitures	(194,448)	—	(1,527)	—	—	(1,527)
Issuance of common stock for stock options	60,073	—	610	—	—	610
Stock issuance fees and expenses	—	—	(18)	—	—	(18)
Stock-based compensation expense	—	—	5,705	—	—	5,705
Net unrealized gain on marketable securities, net of tax	—	—	—	262	—	262
Net loss	—	—	—	—	(24,331)	(24,331)
Balance, June 30, 2023	127,144,418	$127	$1,172,850	$(2,572)	$(214,213)	$956,192
Issuance of common stock for ESPP	64,785	—	863	—	—	863
Issuance of restricted stock, net of forfeitures	(35,670)	—	(41)	—	—	(41)
Issuance of common stock for stock options	87,943	—	1,026	—	—	1,026
Stock issuance fees and expenses	—	—	(1)	—	—	(1)
Stock-based compensation expense	—	—	7,179	—	—	7,179
Net unrealized gain on marketable securities, net of tax	—	—	—	726	—	726
Net loss	—	—	—	—	(18,516)	(18,516)
Balance, September 30, 2023	127,261,476	$127	$1,181,876	$(1,846)	$(232,729)	$947,428
See the accompanying notes to the unaudited Consolidated Financial Statements.

NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(63,402)	$(73,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	29,274	27,872
Amortization of intangibles	25,085	26,350
Stock-based compensation	25,085	17,643
Non-cash operating lease expense	7,022	6,860
Amortization of convertible debt discount	2,041	2,015
Amortization of debt issue costs	141	139
Loss on disposal of assets, net	63	334
Impairment of assets	333	1,703
Other adjustments	141	122
Changes in assets and liabilities, net
Accounts receivable, net	(20,201)	(12,928)
Inventories	(408)	(252)
Prepaid and other assets	(1,206)	(5,165)
Operating lease liabilities	(4,287)	(5,871)
Deferred income tax liabilities, net	(1,514)	(9,380)
Accrued compensation	(996)	7,453
Accounts payable and other liabilities	52	(2,990)
Net cash used in operating activities	(2,777)	(19,737)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	—	(6,756)
Proceeds from maturities of marketable securities	47,784	87,963
Purchases of property and equipment	(29,462)	(21,695)
Net cash provided by investing activities	18,322	59,512
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of equipment financing obligations	—	(66)
Issuance of common stock, net	3,959	3,350
Net cash provided by financing activities	3,959	3,284
Net change in cash and cash equivalents	19,504	43,059
Cash and cash equivalents, beginning of period	342,488	263,180
Cash and cash equivalents, end of period	$361,992	$306,239

Supplemental disclosure of cash flow information:
Interest paid	$2,139	$2,121
Income taxes paid, net	$319	$175
Supplemental disclosure of non-cash investing and financing information:
Purchases of property and equipment included in accounts payable	$1,688	$636

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
Unaudited Interim Financial Information
Certain information and footnote disclosures normally included in the Company’s annual audited Consolidated Financial Statements and accompanying notes have been condensed or omitted in the accompanying interim Consolidated Financial Statements and footnotes. Accordingly, the accompanying interim unaudited Consolidated Financial Statements included herein should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
Sales and Marketing Expenses
Sales and marketing expenses are primarily attributable to employee-related costs including sales management, sales representatives, sales and marketing consultants, and marketing and customer service personnel in the Clinical Services segment. Advertising costs are expensed at the time they are incurred and were immaterial for the three and nine months ended September 30, 2024 and 2023.
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
Accounting Pronouncements Pending Adoption
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures. This update requires entities to disaggregate operating expenses into specific categories, such as salaries and wages, depreciation, and amortization, to provide enhanced transparency into the nature and function of expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. ASU

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
2024-03 may be applied retrospectively or prospectively. The Company is currently evaluating the impact of this standard on its financial statement presentation and disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update requires entities to consistently categorize and provide greater disaggregation of information in the rate reconciliation and to further disaggregate income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-09 may be applied retrospectively or prospectively. The Company is currently evaluating the impact of this standard on its annual disclosures.
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
The following tables set forth the amortized cost, gross unrealized gains, gross unrealized losses and fair values of the Company’s marketable securities accounted for as available-for-sale securities as of September 30, 2024 and December 31, 2023.

	September 30, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial Assets:
Short-term marketable securities:
Agency bonds	$2,491	$—	$(11)	$2,480
Municipal bonds	9,597	—	(228)	9,369
Corporate bonds	14,190	—	(218)	13,972
Total	$26,278	$—	$(457)	$25,821

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

The Company had $1.4 million and $1.7 million of accrued interest receivable at September 30, 2024 and December 31, 2023, respectively, included in other current assets on its Consolidated Balance Sheets related to its marketable securities. There were no realized gains or losses on marketable securities for the three and nine months ended September 30, 2024 and September 30, 2023.
The following tables set forth the fair value of available-for-sale marketable securities by contractual maturity at September 30, 2024 and December 31, 2023.

	September 30, 2024
(in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Marketable Securities:
Agency bonds	$2,480	$—	$—	$2,480
Municipal bonds	9,369	—	—	9,369
Corporate bonds	13,972	—	—	13,972
Total	$25,821	$—	$—	$25,821

	December 31, 2023
(in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Marketable Securities:
U.S. Treasury securities	$15,373	$—	$—	$15,373
Yankee bonds	2,588	—	—	2,588
Agency bonds	6,000	—	—	6,000
Municipal bonds	3,528	8,569	—	12,097
Asset-backed securities	4,934	—	—	4,934
Corporate bonds	23,062	8,661	—	31,723
Total	$55,485	$17,230	$—	$72,715

The following tables set forth the Company’s cash equivalents and marketable securities accounted for as available-for-sale securities that were measured at fair value on a recurring basis based on the fair value hierarchy as of September 30, 2024 and December 31, 2023.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	September 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$351,980	$—	$—	$351,980
Marketable securities:
Agency bonds	2,480	—	—	2,480
Municipal bonds	9,369	—	—	9,369
Corporate bonds	—	13,972	—	13,972
Total	$363,829	$13,972	$—	$377,801

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$334,762	$—	$—	$334,762
Marketable securities:
U.S. Treasury securities	15,373	—	—	15,373
Yankee bonds	2,588	—	—	2,588
Agency bonds	6,000	—	—	6,000
Municipal bonds	12,097	—	—	12,097
Asset-backed securities	—	4,934	—	4,934
Corporate bonds	—	31,723	—	31,723
Total	$370,820	$36,657	$—	$407,477

There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 for the three and nine months ended September 30, 2024 and September 30, 2023.
The carrying value of cash and cash equivalents, accounts receivable, net, accounts payable, accrued expenses and other liabilities, and other current assets and liabilities, are considered reasonable estimates of their respective fair values at September 30, 2024 and December 31, 2023 due to their short-term nature.

Note 4. Goodwill and Intangible Assets
The following table summarizes the carrying amounts of goodwill by segment at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Clinical Services	$458,782	$458,782
Advanced Diagnostics	63,984	63,984
Total	$522,766	$522,766

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Intangible assets consisted of the following (in thousands):

		September 30, 2024
	Amortization Period (years)	Cost	Accumulated Amortization	Net
Customer Relationships	7 - 15	$143,101	$72,951	$70,150
Developed Technology	10 - 15	310,226	70,428	239,798
Marketing Assets	4	549	480	69
Trademarks	15	31,473	6,895	24,578
Trade Name	2.5	2,584	2,584	—
Trademark - Indefinite lived	—	13,447	—	13,447
Total		$501,380	$153,338	$348,042

		December 31, 2023
	Amortization Period (years)	Cost	Accumulated Amortization	Net
Customer Relationships	7 - 15	$143,101	$65,534	$77,567
Developed Technology	10 - 15	310,226	54,438	255,788
Marketing Assets	4	549	376	173
Trademarks	15	31,473	5,321	26,152
Trade Name	2.5	2,584	2,583	1
Trademark - Indefinite lived	—	13,447	—	13,447
Total		$501,380	$128,252	$373,128

The Company records amortization expense within cost of revenue and general and administrative expense on the Consolidated Statement of Operations. The following table summarizes the amortization expense for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization of intangibles included in cost of revenue	$4,910	$4,853	$14,729	$14,560
Amortization of intangibles included in general and administrative expenses	3,452	3,931	10,356	11,790
Total amortization of intangibles	$8,362	$8,784	$25,085	$26,350
The estimated amortization expense related to amortizable intangible assets for each of the following periods as of September 30, 2024 is as follows (in thousands):

Remainder of 2024	$8,362
2025	33,343
2026	33,308
2027	32,758
2028	32,758
Thereafter	194,066
Total	$334,595

Note 5. Debt
2028 Convertible Senior Notes
On January 11, 2021, the Company completed the sale of $345.0 million of Convertible Senior Notes with a stated interest rate of 0.25% and a maturity date of January 15, 2028 (the “2028 Convertible Notes”), unless earlier converted, redeemed, or repurchased.
The last reported sales price of the Company’s common stock was not greater than or equal to 130.0% of the conversion price of the 2028 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended June 30, 2024. Based

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
on the terms of the 2028 Convertible Notes, the holders could not have converted all or a portion of their 2028 Convertible Notes in the third quarter of 2024. The last reported sales price of the Company’s common stock was not greater than or equal to 130.0% of the conversion price of the 2028 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended September 30, 2024. Based on the terms of the 2028 Convertible Notes, the holders cannot convert all or a portion of their 2028 Convertible Notes in the fourth quarter of 2024. The value of the 2028 Convertible Notes, if-converted, does not exceed the principal amount based on a closing stock price of $14.75 on September 30, 2024.
The interest expense recognized on the 2028 Convertible Notes includes $0.2 million, $0.4 million and $8,500 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended September 30, 2024. The interest expense recognized on the 2028 Convertible Notes includes $0.6 million, $1.1 million and $26,000 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the nine months ended September 30, 2024. The interest expense recognized on the 2028 Convertible Notes includes $0.2 million, $0.4 million and $8,500 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended September 30, 2023. The interest expense recognized on the 2028 Convertible Notes includes $0.6 million, $1.1 million and $26,000 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the nine months ended September 30, 2023. The effective interest rate on the 2028 Convertible Notes is 0.70%, which includes the interest on the 2028 Convertible Notes and amortization of the debt discount and debt issuance costs. The 2028 Convertible Notes bear interest at a rate of 0.25% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2021.
At September 30, 2024, the estimated fair value (Level 2) of the 0.25% Convertible Senior Notes due 2028 was $285.9 million. At December 31, 2023, the estimated fair value (Level 2) of the 0.25% Convertible Senior Notes due 2028 was $262.4 million.
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
The last reported sales price of the Company’s common stock was not greater than or equal to 130.0% of the conversion price of the 2025 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended June 30, 2024. Based on the terms of the 2025 Convertible Notes, the holders could not have converted all or a portion of their 2025 Convertible Notes in the third quarter of 2024. The last reported sales price of the Company’s common stock was not greater than or equal to 130.0% of the conversion price of the 2025 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended September 30, 2024. Based on the terms of the 2025 Convertible Notes, the holders cannot convert all or a portion of their 2025 Convertible Notes in the fourth quarter of 2024. The value of the 2025 Convertible Notes, if-converted, does not exceed the principal amount based on a closing stock price of $14.75 on September 30, 2024.
The interest expense recognized on the 2025 Convertible Notes includes $0.6 million, $0.3 million and $38,700 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended September 30, 2024. The interest expense recognized on the 2025 Convertible Notes includes $1.9 million, $0.9 million and $0.1 million for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the nine months ended September 30, 2024. The interest expense recognized on the 2025 Convertible Notes includes $0.6 million, $0.3 million and $37,900 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended September 30, 2023. The interest expense recognized on the 2025 Convertible Notes includes $1.9 million, $0.9 million and $0.1 million for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the nine months ended September 30, 2023. The effective interest rate on the 2025 Convertible Notes is 1.96%, which includes the interest on the 2025 Convertible Notes and amortization of the debt discount and debt issuance costs. The 2025 Convertible Notes bear interest at a rate of 1.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, which began on November 1, 2020.
At September 30, 2024, the estimated fair value (Level 2) of the 1.25% Convertible Senior Notes due 2025 was $196.2 million. At December 31, 2023, the estimated fair value (Level 2) of the 1.25% Convertible Senior Notes due 2025 was $197.3 million.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 6. Stock-Based Compensation
The Company recorded stock-based compensation on the Consolidated Statement of Operations for the three and nine months ended September 30, 2024 and 2023 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$353	$—	$1,106	$—
General and administrative	7,081	7,180	21,237	17,643
Research and development	233	—	641	—
Sales and marketing	803	—	2,101	—
Total stock-based compensation	$8,470	$7,180	$25,085	$17,643
Stock Options
A summary of the stock option activity under the Company’s plans for the nine months ended September 30, 2024 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2023	4,381,099	$15.87
Granted	1,602,783	$14.99
Exercised	(373,522)	$8.86
Forfeited	(392,401)	$16.01
Outstanding at September 30, 2024	5,217,959	$19.29
Exercisable at September 30, 2024	1,797,255	$19.29
The fair value of each stock option award granted during the nine months ended September 30, 2024 was estimated as of the grant date using a Black-Scholes model with the following assumptions:

Nine Months Ended September 30, 2024
Expected term (in years)	5.5 - 6.5
Risk-free interest rate (%)	3.7% - 4.6%
Expected volatility (%)	54.9% - 64.6%
Dividend yield (%)	—
Weighted average grant date fair value per share	$8.90
As of September 30, 2024, there was approximately $14.5 million of unrecognized stock-based compensation expense related to stock options that will be recognized over a weighted-average period of approximately 1.5 years.
Restricted Stock
A summary of the restricted stock activity under the Company’s plans for the nine months ended September 30, 2024 is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2023	1,961,919	$13.83
Granted	1,010,690	$15.02
Vested	(592,414)	$14.39
Forfeited	(177,425)	$14.24
Nonvested at September 30, 2024	2,202,770	$14.19
As of September 30, 2024, there was approximately $16.5 million of unrecognized stock-based compensation expense related to restricted stock that will be recognized over a weighted-average period of approximately 1.6 years.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Performance-Based Restricted Stock Units
In the nine months ended September 30, 2024, the Company granted 194,257 PSUs subject to a performance condition and 194,256 PSUs subject to a market condition with an aggregated grant date fair value of approximately $3.1 million and $3.6 million, respectively. If the performance targets are achieved, the awards will vest at the end of the three-year requisite service period so long as the employee remains employed with the Company through the applicable vesting date. For PSUs subject to a performance condition, compensation cost is recognized straight-line over the requisite service period if the achievement of the performance condition is probable. As of September 30, 2024, the Company has determined it is probable that the performance condition will be met. For PSUs subject to a market condition, compensation cost is recognized straight-line over the requisite service period, regardless of when, if ever, the market condition is satisfied.
A summary of the PSU activity under the Company’s plans for the nine months ended September 30, 2024 is as follows:

	Number of Stock Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2023	305,105	$21.83
Granted	388,513	$17.43
Vested	—	$—
Forfeited	(46,534)	$19.56
Nonvested at September 30, 2024	647,084	$19.35
The fair value of each PSU granted subject to a market condition during the nine months ended September 30, 2024 was estimated as of the grant date using a Monte Carlo with the following assumptions:

Nine Months Ended September 30, 2024
Expected term (in years)	3.0
Risk-free interest rate (%)	4.5% - 4.7%
Expected volatility (%)	71.3% - 72.2%
Dividend yield (%)	—
Weighted average grant date fair value per share	$17.43
As of September 30, 2024, there was approximately $8.4 million of unrecognized stock-based compensation expense related to nonvested PSUs that will be recognized over a weighted-average period of approximately 2.1 years.

Modification of Stock Option and Restricted Stock
In the three months ended June 30, 2024, upon the departure of an executive and in accordance with the terms of their employment agreement, in addition to the retirement of a director of the Company and with approval from the Culture and Compensation Committee of the Company’s Board of Directors, the vesting of 69,049 shares of previously granted time-based vesting stock options and 41,693 shares of previously granted time-based vesting restricted stock was accelerated. The Company accounted for the effects of the accelerated vesting of these stock awards as modifications and recognized $0.6 million of stock-based compensation which consisted of $0.3 million and $0.3 million for the acceleration of stock options and restricted stock, respectively, within general and administrative expenses on the Consolidated Statements of Operations for the nine months ended September 30, 2024. There were no such amounts for the three months ended September 30, 2024.
In the three months ended June 30, 2023, upon the departure of certain executives from the Company and in accordance with the terms of each of their respective employment agreements, the vesting of 101,937 shares of previously granted time-based vesting stock options and 61,746 shares of previously granted time-based vesting restricted stock accelerated. The Company accounted for the effects of the accelerated vesting of these stock awards as modifications and recognized $0.9 million of stock-based compensation which consisted of $0.3 million and $0.6 million for the acceleration of stock options and restricted stock, respectively, within general and administrative expenses on the Consolidated Statements of Operations for the nine months ended September 30, 2023. There were no such amounts for the three months ended September 30, 2023.

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
The following table summarizes the values of contract assets, capitalized commissions and contract liabilities (in thousands):

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	September 30, 2024	December 31, 2023
Current contract assets (1)	$—	$37
Total contract assets	$—	$37

Current capitalized commissions (1)	$413	$935
Long-term capitalized commissions (2)	34	53
Total capitalized commissions	$447	$988

Current contract liabilities	$589	$2,130
Long-term contract liabilities (3)	396	—
Total contract liabilities	$985	$2,130

(1) Recorded within other current assets on the Consolidated Balance Sheets.
(2) Recorded within other assets on the Consolidated Balance Sheets.
(3) Recorded within other long-term liabilities on the Consolidated Balance Sheets.
Revenue recognized for the three and nine months ended September 30, 2024 related to contract liability balances outstanding at the beginning of the period was $0.1 million and $1.5 million, respectively. Revenue recognized for the three and nine months ended September 30, 2023 related to contract liability balances outstanding at the beginning of the period was $1.4 million and $4.9 million, respectively. Amortization of capitalized commissions for the three and nine months ended September 30, 2024 was $0.3 million and $0.8 million, respectively. Amortization of capitalized commissions for the three and nine months ended September 30, 2023 was $0.2 million and $0.7 million, respectively.
Disaggregation of Revenue
The Company considered various factors for both its Clinical Services and Advanced Diagnostics segments in determining appropriate levels of homogeneous data for its disaggregation of revenue, including the nature, amount, timing, and uncertainty of revenue and cash flows. Clinical Services categories align with the types of customers due to similarities of billing method, level of reimbursement, and timing of cash receipts. Unbilled amounts are accrued and allocated to payer categories based on historical experience. In future periods actual billings by payer category may differ from accrued amounts. Advanced Diagnostics relate to contracts with large pharmaceutical and biotech customers as well as other CROs. Because the nature, timing, and uncertainty of revenue and cash flows are similar and primarily driven by individual contract terms, Advanced Diagnostics revenue is not further disaggregated.
The following table details the disaggregation of revenue for both the Clinical Services and Advanced Diagnostics Segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Clinical Services
Client direct billing	$99,607	$86,160	$285,281	$246,159
Commercial insurance	24,667	21,722	73,114	64,772
Medicare and Medicaid	21,291	19,624	62,857	54,407
Self-Pay	218	47	454	240
Total Clinical Services	$145,783	$127,553	$421,706	$365,578
Advanced Diagnostics	22,041	24,401	66,860	70,513
Total Revenue	$167,824	$151,954	$488,566	$436,091

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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table summarizes the changes in the Company’s accrued restructuring balance (in thousands):

	Severance and Other Employee Costs	Facility Footprint Optimization	Consulting and Other Costs	Total
Balance as of December 31, 2023	$687	$1,389	$537	$2,613
Restructuring charges incurred	697	964	747	2,408
Impairment/(gain on sale) of facility related assets	—	(10)	—	(10)
Cash payments and other adjustments(1)	$(771)	$(1,796)	$(1,125)	$(3,692)
Balance as of March 31, 2024	$613	$547	$159	$1,319
Restructuring charges incurred	703	650	111	1,464
Impairment/(gain on sale) of facility related assets	—	80	—	80
Cash payments and other adjustments(1)	$(575)	$(957)	$(116)	$(1,648)
Balance as of June 30, 2024	$741	$320	$154	$1,215
Restructuring charges incurred	85	953	(20)	1,018
Impairment/(gain on sale) of facility related assets	—	(9)	—	(9)
Cash payments and other adjustments(1)	(729)	(762)	(63)	(1,554)
Balance as of September 30, 2024	$97	$502	$71	$670
Current liabilities				$670
Long-term liabilities				—
				$670
(1) Other adjustments include non-cash asset charges related to Facility Footprint Optimization costs.
The Company continued this restructuring program in 2024 and expects to incur additional restructuring charges of approximately $0.6 million. The Company estimates these additional restructuring charges to be comprised of approximately $0.5 million of Facility Footprint Optimization costs, and $0.1 million of consulting and other costs. The estimated additional restructuring charges for severance and other employee costs are immaterial. Our restructuring activities are expected to be complete by December 31, 2024.

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
As of September 30, 2024, the Company’s U.S. operations are in a three-year cumulative loss position. Management determined that sufficient objectively verifiable positive evidence does not exist to overcome the negative evidence of the Company’s U.S. cumulative loss position. Accordingly, the Company’s estimated annual effective tax rate applied to the Company’s pre-tax loss for the three and nine months ended September 30, 2024, includes the unfavorable impact of a partial valuation allowance against the majority of the Company’s forecasted U.S. net operating loss and tax credit carryforwards.
As of September 30, 2024, the Company’s U.K. operations are in a three-year cumulative loss position. The reversal of U.K. deferred tax liabilities will provide a source of realization to support a portion of the U.K. deferred tax assets, and therefore a partial valuation has been established for those deferred tax assets. Accordingly, the Company’s estimated annual effective tax rate applied to the Company’s pre-tax loss for the three and nine months ended September 30, 2024, includes the favorable impact of recognizing a component of the U.K. benefit.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Full valuation allowances have been established for loss jurisdictions (Switzerland, Singapore, and China), which are not included in the computation of the estimated annual effective tax rate for 2024.

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
The following table shows the calculations (in thousands, except net loss per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
NET LOSS	$(17,699)	$(18,516)	$(63,402)	$(73,642)

Basic weighted average shares outstanding	126,953	125,687	126,491	125,358
Diluted weighted average shares outstanding	126,953	125,687	126,491	125,358

Basic net loss per share	$(0.14)	$(0.15)	$(0.50)	$(0.59)
Diluted net loss per share	$(0.14)	$(0.15)	$(0.50)	$(0.59)

The following potential dilutive shares were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	514	451	487	444
Restricted stock awards	1,121	769	1,028	877
2025 Convertible Notes	5,538	5,538	5,538	5,538
2028 Convertible Notes	5,215	5,215	5,215	5,215
In addition, 647,084 shares of PSU awards are excluded from the computation of diluted EPS for the three and nine months ended September 30, 2024 as the contingency had not been satisfied.
In connection with the 2028 Convertible Notes offering, on January 11, 2021, the Company entered into separate, privately negotiated convertible note hedge transactions (collectively, the “Capped Call Transactions”) with option counterparties pursuant to capped call confirmations at a cost of approximately $29.3 million. The potential effect of the Capped Call Transactions was excluded from the calculation of diluted net loss per share in the three and nine months ended September 30, 2024 as the Company’s common stock closing price of $14.75 on September 30, 2024 did not exceed the conversion price of $85.75 per share. The Capped Call Transactions are not reflected in diluted net loss per share as they are anti-dilutive.

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
On July 29, 2023, Natera filed a complaint in the Middle District of North Carolina alleging NeoGenomics' RaDaR® test infringes on two patents, U.S. Patent No. 11,530,454 (“the ‘454 Patent”), and U.S. Patent No. 11,519,035 (“the ‘035 Patent”). On July 31, 2023, Natera moved for a preliminary injunction. On December 27, 2023, the district court issued a preliminary injunction prohibiting the Company from making, using, selling or offering the RaDaR® 1.0 assay on the basis of a likelihood of infringement of the ‘035 Patent. Natera posted a $10 million bond with the court on January 12, 2024 and the preliminary injunction went into effect. The injunction specifically allows patients already using RaDaR® 1.0 to continue their use. In addition, the order explicitly allows research projects and studies that are in progress, as well as clinical trials that are in progress or have been approved, to continue. On December 28, 2023, NeoGenomics appealed the preliminary injunction to the Federal Circuit. On July 12, 2024, the Federal Circuit affirmed the injunction. On September 23, 2024, the Federal Circuit issued a Stipulated Permanent Injunction, consented to by both the Company and Natera and based on the partial settlement agreement entered into by the Company and Natera, on the same terms as the preliminary injunction. The litigation related to the ‘454 Patent is in discovery and the trial is expected for October 2025. The Company recorded the settlement entered into by the Company and Natera within general and administrative expense on the Consolidated Statement of Operations, the impact of which was immaterial. The Company believes that it has good and substantial defenses to the claims alleged in these suits, but there is no guarantee that the Company will prevail. At the time of filing the outcome of these matters is not estimable or probable.
On December 16, 2022, a purported shareholder class action captioned Daniel Goldenberg v. NeoGenomics, Inc., Douglas VanOort, Mark Mallon, Kathryn McKenzie, and William Bonello was filed in the United States District Court for the Southern District of New York, naming the Company and certain of the Company’s current and former officers as defendants (“the Goldenberg Matter”). This lawsuit was filed by a stockholder who claims to be suing on behalf of anyone who purchased or otherwise acquired the Company’s securities between February 27, 2020 and April 26, 2022. The lawsuit alleges that material misrepresentations and/or omissions of material fact were made in the Company’s public disclosures in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The alleged improper disclosures relate to statements regarding the Company’s menu of tests, business operations and compliance with health care laws and regulations. The Company filed a motion to dismiss the Goldenberg Matter on February 5, 2024 and the plaintiff filed its opposition to the motion on March 21, 2024. The parties are awaiting the court's ruling on the motion to dismiss. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees and expert fees. On April 27, 2023, a shareholder of the Company filed a shareholder derivative action on behalf of the Company captioned Puskarich v. VanOort, et al. in Clark County Nevada, naming certain of the Company’s current and former officers and directors as defendants. The allegations are substantially similar to the allegations asserted in the Goldenberg Matter. Substantially similar shareholder derivative actions were subsequently filed in Lee County, Florida and in the United States District Court for the Southern District of New York, captioned Wong v. VanOort, et al. and Mellema v. VanOort, et al., respectively. The court in each of these cases stayed the proceedings pending the outcome of the Goldenberg Matter. The Company believes that it has valid defenses to the claims alleged in the lawsuits, but there is no guarantee that the Company will prevail. At the time of filing the outcome of these matters is not estimable or probable.
Regulatory Matter
With the assistance of outside counsel, the Company voluntarily conducted an internal investigation that focused on the compliance of certain consulting and service agreements with federal healthcare laws and regulations, including those relating to fraud, waste and abuse. Based on this internal investigation, the Company voluntarily notified the Office of Inspector General of the U.S. Department of Health and Human Services (“OIG”) of the Company’s internal investigation in November 2021. The Company’s interactions with regulatory authorities and the Company’s related review of this matter are ongoing. The Company has a reserve of $11.2 million in other long-term liabilities as of September 30, 2024 and December 31, 2023 on the Consolidated Balance Sheets for potential damages and liabilities primarily associated with the federal healthcare program revenue received by the Company in connection with the agreements at issue that were identified during the course of this internal investigation. This reserve reflects management’s best estimate of the minimum probable loss associated with this matter. As a result of the internal investigation and ongoing interactions with regulatory authorities, the Company may accrue additional reserves for any related potential damages and liabilities arising out of this matter. The Company was notified on June 30, 2022, that the Department of Justice (“DOJ”) will be participating in the investigation of this matter. At this time, the Company is unable to predict the duration, scope, result or related costs associated with any further investigation, including by the OIG, DOJ, or any other governmental authority, or what penalties or remedial actions they may seek. Accordingly, at this time, the Company is unable to estimate a range of possible loss in excess of the amount reserved. Any determination that the Company’s operations or activities are not in compliance with existing laws or regulations, however, could result in the imposition of civil or criminal fines, penalties, disgorgement, restitution, equitable relief, exclusion from participation in federal healthcare programs or other losses or conduct restrictions, which could be material to the Company’s financial results or business operations.

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
The following table summarizes segment information for the three and nine months ended September 30, 2024, and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenues:
Clinical Services	$145,783	$127,553	$421,706	$365,578
Advanced Diagnostics	22,041	24,401	66,860	70,513
Total revenue	167,824	151,954	488,566	436,091

Cost of revenue:
Clinical Services(1)	80,058	73,994	234,996	213,032
Advanced Diagnostics(2)	12,886	15,649	40,727	46,043
Total cost of revenue	92,944	89,643	275,723	259,075

Gross Profit:
Clinical Services	65,725	53,559	186,710	152,546
Advanced Diagnostics	9,155	8,752	26,133	24,470
Total gross profit	$74,880	$62,311	$212,843	$177,016
(1) Clinical Services cost of revenue adjustments for the three months ended September 30, 2024 includes $4.3 million of amortization of acquired intangible assets and $0.2 million of stock-based compensation. Clinical Services cost of revenue adjustments for the three months ended September 30, 2023 includes $4.3 million of amortization of acquired intangible assets. Clinical Services cost of revenue adjustments for the nine months ended September 30, 2024 includes $13.0 million of amortization of acquired intangible assets and $0.7 million of stock-based compensation. Clinical Services cost of revenue adjustments for the nine months ended September 30, 2023 includes $12.8 million of amortization of acquired intangible assets. There were no stock-based compensation amounts recorded for the three and nine months ended September 30, 2023.
(2) Advanced Diagnostics cost of revenue adjustments for the three months ended September 30, 2024 includes $0.6 million of amortization of acquired intangible assets and $0.1 million of stock-based compensation. Advanced Diagnostics cost of revenue adjustments for the three months ended September 30, 2023 includes $0.6 million of amortization of acquired intangible assets. Advanced Diagnostics cost of revenue adjustments for the nine months ended September 30, 2024 includes $1.8 million of amortization of acquired intangible assets and $0.3 million of stock-based compensation. Advanced Diagnostics cost of revenue adjustments for the nine months ended September 30, 2023 includes $1.8 million of amortization of acquired intangible assets. There were no stock-based compensation amounts recorded for the three and nine months ended September 30, 2023.

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
Introduction
The following discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and the notes thereto included herein. The information contained below includes statements of the Company’s or management’s beliefs, expectations, goals and plans that, if not historical, are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. For a discussion on forward-looking statements, see the information set forth in the introductory note to this Quarterly Report on Form 10-Q under the caption “Forward-Looking Statements,” which information is incorporated herein by reference.
Overview
We operate a network of cancer-focused testing laboratories in the United States and the United Kingdom. Our mission is to save lives by improving patient care. Our vision is to become the world’s leader in cancer testing, information, and decision support by providing uncompromising quality, exceptional service, and innovative solutions.
As of September 30, 2024, we operated College of American Pathologists (“CAP”) accredited and Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) certified laboratories in Fort Myers, Florida; Aliso Viejo and Carlsbad, California; Research Triangle Park, North Carolina; and Houston, Texas; and a CAP accredited full-service, sample-processing laboratory in Cambridge, United Kingdom. We also have several, small, non-processing laboratory locations across the United States for providing analysis services. We currently offer the following types of testing services:
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
•Molecular testing – a rapidly growing field which includes a broad range of laboratory techniques utilized in cancer testing. Most molecular techniques rely on the analysis of DNA and/or RNA, as well as the structure and function of genes at the molecular level. Common molecular testing technologies include DNA fragment length analysis; polymerase chain reaction (“PCR”) analysis; reverse transcriptase polymerase chain reaction (“RT-PCR”) analysis, real-time (or quantitative) polymerase chain reaction (“qPCR”) analysis; bi-directional Sanger sequencing analysis; and next-generation sequencing (“NGS”) analysis.

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
We are committed to connecting patients with life-altering therapies and trials. In carrying out these commitments, we aim to provide transparency and choice to patients regarding the handling and use of their data through our Notice of Privacy Practices and have invested in leading technologies to secure the data we maintain. We are continuing to develop and broaden our informatics and data-related tools to leverage our unique market position and oncology expertise to help our stakeholders solve real-world problems such as identifying patients for clinical trials or providing clinical decision support tools for physicians and providers.
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
Innovative Service Offerings
We believe we currently have one of the most extensive menus of tech-only FISH services in the United States as well as extensive and advanced tech-only flow cytometry and IHC testing services. These types of testing services allow the professional interpretation component of a test to be performed and billed separately by our physician clients. Our tech-only services are designed to give pathologists the option to choose, on a case-by-case basis, whether they want to order only the technical component of testing so they can perform the professional interpretation, or order “global” services and receive a comprehensive test report which includes a NeoGenomics pathologist’s interpretation of the test results. Our clients appreciate the flexibility to access NeoGenomics’ medical staff for difficult or complex cases or when they are otherwise unavailable to perform professional interpretations.
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

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In our Advanced Diagnostics segment, we enter into both short-term and long-term contracts, ranging from one month to several years. While the volume of this testing is not as directly affected by seasonality as described above, the testing volume does vary based on the terms of the contract. Our volumes are often based on how quickly sponsors can get patient enrollees for their trials and seasonality can impact how quickly patients are enrolled. Many of our long-term contracts contain specific performance obligations where the testing is performed on a specific schedule. In addition, this results in a backlog that can be significant and highly dependent on pharmaceutical clinical trial enrollment.
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
Results of Operations for the Three and Nine Months Ended September 30, 2024 as Compared to the Three and Nine Months Ended September 30, 2023
Clinical Services and Advanced Diagnostics net revenues for the periods presented are as follows ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Net revenue:
Clinical Services	$145,783	$127,553	$18,230	14.3%	$421,706	$365,578	$56,128	15.4%
Advanced Diagnostics	22,041	24,401	(2,360)	(9.7)%	66,860	70,513	(3,653)	(5.2)%
Total revenue	$167,824	$151,954	$15,870	10.4%	$488,566	$436,091	$52,475	12.0%
Revenue
Consolidated revenues increased $15.9 million, or 10.4%, year-over-year.
Clinical Services revenue for the three and nine months ended September 30, 2024 increased $18.2 million and $56.1 million, respectively, when compared to the same periods in 2023. The increase in Clinical Services revenue reflects an increase in clinical testing volume and an increase in average unit price due to more higher value tests and strategic reimbursement initiatives.
Advanced Diagnostics revenue for the three months ended September 30, 2024 decreased $2.4 million compared to the same period in 2023. Advanced Diagnostics revenue for the nine months ended September 30, 2024 decreased $3.7 million compared to the same period in 2023. These decreases were primarily driven by international site closures, restructuring activities and lower RaDaR® revenue.
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

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated cost of revenue and gross profit metrics are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2024	2023	% Change	2024	2023	% Change
Cost of revenue:
Clinical Services(1)	$80,058	$73,994	8.2%	$234,996	$213,032	10.3%
Advanced Diagnostics(2)	12,886	15,649	(17.7)%	40,727	46,043	(11.5)%
Total cost of revenue	$92,944	$89,643	3.7%	$275,723	$259,075	6.4%
Cost of revenue as a % of revenue	55.4%	59.0%		56.4%	59.4%

Gross profit:
Clinical Services	$65,725	$53,559	22.7%	$186,710	$152,546	22.4%
Advanced Diagnostics	9,155	8,752	4.6%	26,133	24,470	6.8%
Total gross profit	$74,880	$62,311	20.2%	$212,843	$177,016	20.2%
Gross profit margin	44.6%	41.0%		43.6%	40.6%
(1) Clinical Services cost of revenue adjustments for the three months ended September 30, 2024 includes $4.3 million of amortization of acquired intangible assets and $0.2 million of stock-based compensation. Clinical Services cost of revenue adjustments for the three months ended September 30, 2023 includes $4.3 million of amortization of acquired intangible assets. Clinical Services cost of revenue adjustments for the nine months ended September 30, 2024 includes $13.0 million of amortization of acquired intangible assets and $0.7 million of stock-based compensation. Clinical Services cost of revenue adjustments for the nine months ended September 30, 2023 includes $12.8 million of amortization of acquired intangible assets. There were no stock-based compensation amounts recorded for the three and nine months ended September 30, 2023.
(2) Advanced Diagnostics cost of revenue adjustments for the three months ended September 30, 2024 includes $0.6 million of amortization of acquired intangible assets and $0.1 million of stock-based compensation. Advanced Diagnostics cost of revenue adjustments for the three months ended September 30, 2023 includes $0.6 million of amortization of acquired intangible assets. Advanced Diagnostics cost of revenue adjustments for the nine months ended September 30, 2024 includes $1.8 million of amortization of acquired intangible assets and $0.3 million of stock-based compensation. Advanced Diagnostics cost of revenue adjustments for the nine months ended September 30, 2023 includes $1.8 million of amortization of acquired intangible assets. There were no stock-based compensation amounts recorded for the three and nine months ended September 30, 2023.
Consolidated cost of revenue increased 3.7% and 6.4% for the three and nine months ended September 30, 2024, respectively, when compared to the same periods in 2023. The increases were primarily due to higher compensation and benefit costs, an increase in supplies expense, and an increase in depreciation expense.
Gross profit margin for the three and nine months ended September 30, 2024 was 44.6% and 43.6%, respectively, compared to 41.0% and 40.6%, respectively, in the same periods of 2023. The increases of 3.6% and 3.0% for the three and nine months ended September 30, 2024, respectively, were primarily related to the increase in revenue offset by higher compensation and benefit costs and an increase in supplies expense.
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
Consolidated general and administrative expenses for the periods presented are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
General and administrative	$66,969	$61,486	$5,483	8.9%	$196,094	$183,343	$12,751	7.0%
As a % of revenue	39.9%	40.5%			40.1%	42.0%
General and administrative expenses increased $5.5 million for the three months ended September 30, 2024, when compared to the same period in 2023. This increase was partially due to a $4.8 million increase in legal and professional fees including a settlement payment for IP litigation, a $1.1 million increase in technology and equipment costs, and a $0.5 million increase in compensation and benefit costs. These increases were partially offset by a decrease of $0.5 million in amortization expense.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General and administrative expenses increased $12.8 million for the nine months ended September 30, 2024, when compared to the same period in 2023. This increase was partially due to a $9.7 million increase in legal and professional fees including a settlement payment for IP litigation, and a $5.4 million increase in compensation and benefit costs. These increases were partially offset by a $1.4 million decrease in amortization expense, and a $0.6 million decrease in technology and equipment costs.
Research and Development Expenses
Research and development expenses relate to costs of developing new proprietary and non-proprietary genetic tests, compensation and benefit costs including stock-based compensation, maintenance of laboratory equipment, laboratory supplies (reagents), and outside consultants and experts assisting our research and development team.
Consolidated research and development expenses for the periods presented are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Research and development	$7,684	$5,285	$2,399	45.4%	$23,190	$20,182	$3,008	14.9%
As a % of revenue	4.6%	3.5%			4.7%	4.6%
Research and development expenses increased $2.4 million for the three months ended September 30, 2024 when compared to the same period in 2023. This increase was primarily due to a $1.9 million decrease in research and development tax credits, a $0.3 million increase in technology and equipment costs, and a $0.1 million increase in compensation and benefits costs.
Research and development expenses increased $3.0 million for the nine months ended September 30, 2024 when compared to the same period in 2023. This increase was primarily due to a $1.5 million decrease in research and development tax credits, a $0.9 million increase in technology and equipment costs, and a $0.7 million increase in compensation and benefits costs.
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
Consolidated sales and marketing expenses for the periods presented are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Sales and marketing	$20,415	$17,610	$2,805	15.9%	$62,313	$52,770	$9,543	18.1%
As a % of revenue	12.2%	11.6%			12.8%	12.1%
Sales and marketing expenses increased $2.8 million for the three months ended September 30, 2024 when compared to the same period in 2023. This increase was primarily due to a $2.6 million increase in compensation and benefit costs due to the expansion of our sales force as well as higher commissions due to increases in sales volume.
Sales and marketing expenses increased $9.5 million for the nine months ended September 30, 2024 when compared to the same period in 2023. This increase was primarily due to a $9.0 million increase in compensation and benefit costs and travel expenses due to the expansion of our sales force as well as higher commissions due to increases in sales volume.
We expect higher commissions expense in the coming quarters as our sales representatives generate new business in our business segments. We expect our sales and marketing expenses over the long term to align with changes in revenue and we continue to evaluate the effectiveness of our incentive compensation plans.
Restructuring charges
Consolidated restructuring charges for the periods presented are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Restructuring charges	$1,009	$2,125	$(1,116)	(52.5)%	$4,951	$9,883	$(4,932)	(49.9)%
As a % of revenue	0.6%	1.4%			1.0%	2.3%

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restructuring charges relate to a restructuring program to improve execution and drive efficiency across the organization. Restructuring charges consist of severance and other employee costs, costs for optimizing our geographic presence, and consulting and other costs.
Restructuring charges decreased $1.1 million and $4.9 million for the three and nine months ended September 30, 2024, respectively, when compared to the same period in 2023. For the three months ended September 30, 2024, the charges were primarily comprised of $0.1 million in severance and other employee costs and $0.9 million in Facility Footprint Optimization costs. Consulting and other costs were immaterial for the three months ended September 30, 2024. For the nine months ended September 30, 2024, the charges were comprised of $1.5 million in severance and other employee costs, $2.6 million in Facility Footprint Optimization costs, and $0.8 million of consulting and other costs. We are continuing the restructuring program in 2024 and expect to incur additional restructuring charges of approximately $0.6 million. Our restructuring activities are expected to be complete by December 31, 2024.
Interest Income
Interest income for the three and nine months ended September 30, 2024 and 2023 is as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Interest income	$(4,673)	$(4,525)	$(148)	3.3%	$(14,099)	$(12,057)	$(2,042)	16.9%
Interest income was $4.7 million and $14.1 million for the three and nine months ended September 30, 2024, respectively, compared to income of $4.5 million and $12.1 million for the same periods in 2023, respectively. Interest income includes interest earned on funds held in our cash equivalent and marketable securities accounts. The increase in interest income for the three and nine months ended September 30, 2024 was due to the higher interest rate environment experienced when compared to the same periods in 2023.
For further details regarding our investments in marketable securities, please refer to Note 3. Fair Value Measurements in the accompanying notes to the unaudited Consolidated Financial Statements.
Interest Expense
Interest expense for the three and nine months ended September 30, 2024 and 2023 is as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Interest expense	$1,642	$1,685	$(43)	(2.6)%	$4,993	$5,226	$(233)	(4.5)%
Interest expense was $1.6 million and $5.0 million for the three and nine months ended September 30, 2024, respectively, compared to expense of $1.7 million and $5.2 million for the same periods in 2023, respectively. Interest expense for the three and nine months ended September 30, 2024 and 2023 primarily reflects the effective interest rate on the 2028 Convertible Notes and the 2025 Convertible Notes which is 0.70% and 1.96%, respectively. Interest on the 2028 Convertible Notes and 2025 Convertible Notes began accruing upon issuance and is payable semi-annually.
For further details regarding the convertible notes please refer to Note 5. Debt in the accompanying notes to the Consolidated Financial Statements.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Loss Per Share
The following table provides consolidated net loss for each period along with the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2024 and 2023 (in thousands, except net loss per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
NET LOSS	$(17,699)	$(18,516)	$(63,402)	$(73,642)

Basic weighted average shares outstanding	126,953	125,687	126,491	125,358
Diluted weighted average shares outstanding	126,953	125,687	126,491	125,358

Basic net loss per share	$(0.14)	$(0.15)	$(0.50)	$(0.59)
Diluted net loss per share	$(0.14)	$(0.15)	$(0.50)	$(0.59)

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
Definitions of Non-GAAP Measures
Non-GAAP Adjusted EBITDA
“Adjusted EBITDA” is defined by NeoGenomics as net (loss) income from continuing operations before: (i) interest income, (ii) interest expense, (iii) tax (benefit) or expense, (iv) depreciation and amortization expense, (v) stock-based compensation expense, and, if applicable in a reporting period, (vi) restructuring charges, (vii) intellectual property (“IP”) litigation costs, (viii) CEO transition costs, and (ix) other significant or non-operating (income) or expenses, net.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a reconciliation of GAAP net loss to Non-GAAP EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net loss (GAAP)	$(17,699)	$(18,516)	$(63,402)	$(73,642)
Adjustments to net loss:
Interest income	(4,673)	(4,525)	(14,099)	(12,057)
Interest expense	1,642	1,685	4,993	5,226
Income tax benefit	(150)	(2,935)	(1,145)	(8,169)
Depreciation	9,623	9,349	29,274	27,872
Amortization of intangibles	8,362	8,784	25,085	26,350
EBITDA (non-GAAP)	$(2,895)	$(6,158)	$(19,294)	$(34,420)
Further adjustments to EBITDA:
CEO transition costs	—	—	—	500
Stock-based compensation expense	8,470	7,180	25,085	17,643
Restructuring charges	1,009	2,125	4,951	9,883
IP litigation costs(1)	6,113	—	12,356	—
Other significant expenses, net(2)	677	158	4,637	532
Adjusted EBITDA (non-GAAP)	$13,374	$3,305	$27,735	$(5,862)
(1) For the three and nine months ended September 30, 2024, IP litigation costs include legal fees and a settlement payment. There were no such amounts for the three and nine months ended September 30, 2023.
(2) For the three months ended September 30, 2024, other significant (income) expenses, net, includes site closure costs, severance costs, and fees related to non-recurring legal matters. For the three months ended September 30, 2023, other significant (income) expenses, net, includes fees related to a regulatory matter and other non-recurring items. For the nine months ended September 30, 2024, other significant (income) expenses, net, includes site closure costs, severance costs, and fees related to non-recurring legal matters. For the nine months ended September 30, 2023, other significant (income) expenses, net, includes fees related to a regulatory matter and other non-recurring items.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
To date, we have financed our operations primarily through cash generated from operations, public and private sales of debt and equity securities, and bank debt borrowings.
The following table presents a summary of our consolidated cash flows for operating, investing and financing activities for the nine months ended September 30, 2024 and 2023 as well balances of cash and cash equivalents and working capital:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash (used in) provided by:
Operating activities	$(2,777)	$(19,737)
Investing activities	18,322	59,512
Financing activities	3,959	3,284
Net change in cash and cash equivalents	19,504	43,059
Cash and cash equivalents, beginning of period	$342,488	$263,180
Cash and cash equivalents, end of period	$361,992	$306,239
Working Capital (1), end of period	$293,835	$494,024
(1) Defined as current assets less current liabilities.
Cash Flows from Operating Activities
Cash used in operating activities during the nine months ended September 30, 2024 was $2.8 million compared to $19.7 million in the same period in 2023. This $17.0 million decrease was primarily driven by our operating results (net loss adjusted for depreciation, amortization of intangibles, and other non-cash charges) which resulted in $16.4 million of lower cash used by operating activities year-over-year and a $0.6 million decrease in cash used resulting from net changes in operating assets and liabilities. The decrease in cash used related to our operating activities was primarily driven by an improvement in gross profit of $35.8 million. In addition, timing of cash receipts and cash payments in the ordinary course of business caused operating cash flow to fluctuate from period to period.
Cash Flows from Investing Activities
During the nine months ended September 30, 2024, cash provided by investing activities was $18.3 million compared to $59.5 million in the same period in 2023. This change was primarily due to a $40.2 million decrease in proceeds from maturities of marketable securities, partially offset by an increase in purchases of property and equipment of $7.8 million including the costs associated with implementing LIMS and the build out of our Research Triangle Park facility.
Cash Flows from Financing Activities
During the nine months ended September 30, 2024, cash provided by financing activities was $4.0 million compared to $3.3 million in the same period in 2023. The cash provided by financing activities during the nine months ended September 30, 2024 consisted of $4.0 million for the net issuance of common stock. The primary reason for the increase in cash provided by financing activities year-over-year was the timing of cash payments for stock option exercises which can fluctuate from period to period.
Liquidity Outlook
We had $362.0 million in unrestricted cash and cash equivalents as of September 30, 2024 in addition to $25.8 million of marketable securities available to support current operational liquidity needs. We anticipate that the cash on hand, marketable securities and cash collections are sufficient to fund our near-term capital, and operating needs for at least the next 12 months. Operating needs include, but are not limited to, the planned costs to operate our business, including amounts required to fund working capital including the convertible senior notes due 2025, capital expenditures, continued research and development efforts, and potential strategic acquisitions and investments.
Capital Expenditures
We forecast capital expenditures in order to execute on our business plan and maintain growth; however, the actual amount and timing of such capital expenditures will ultimately be determined by the volume of business. We currently anticipate that our capital expenditures for the year ending December 31, 2024 will be in the range of $35.0 million to $40.0 million. During the nine months ended September 30, 2024, we purchased, with cash, approximately $29.5 million of capital equipment, software and leasehold improvements. We have funded and plan to continue funding these capital expenditures with cash.

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
The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high-quality U.S. government and other highly credit rated debt securities. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities with short maturities. If a 1% change in interest rates were to have occurred on September 30, 2024, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we do not believe that we have a material financial market risk exposure and do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates. While we believe our marketable securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None for the quarterly period ended September 30, 2024 that have not previously been included in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities
The following table sets forth information concerning our purchases of common stock for the periods indicated:

Period of Repurchase	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2024 - July 31, 2024	183	$13.95	—	—
August 1, 2024 - August 31, 2024	33,260	$15.83	—	—
September 1, 2024 - September 30, 2024	1,726	$16.51	—	—
Total	35,169		—	—
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Amendments to the Registrant’s Code of Ethics, or Waiver of a Provision of the Code of Ethics.
On October 30, 2024, the Board of Directors of the Company adopted and approved certain amendments to the Company’s Code of Business Conduct and Ethics (the “Code”) that applies to all directors, officers, employees of the Company. Those amendments (i) update, clarify and enhance provisions including, but not limited to, external communications and social media, environmental protection and sustainability, workplace environment, confidentiality, insider trading, and internal investigations and (2) the addition of a section on political activities. The amendments to the Code took effect upon adoption by our Board of Directors and did not result in any waiver, explicit or implicit, of any provision of our Code.

The foregoing summary of the amendments to the Code is qualified in its entirety by the full text of the amended and restated Code of Ethics, adopted and effective October 30, 2024, which is attached hereto as Exhibit 14.1. The updated Code will also be posted on the Company’s website at http://www.neogenomics.com under the Governance section of our Investor Relations page as soon as practicable.
Insider Trading Plans
During the quarter ended September 30, 2024, no director or Section 16 officer adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

NEOGENOMICS, INC.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Location

14.1	NeoGenomics, Inc. Code of Business Conduct and Ethics	Provided herewith.

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith.

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith.

32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith.

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Provided herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Provided herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Provided herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Provided herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Provided herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Provided herewith.

104	Cover Page Interactive File (formatted as inline XBRL and contained within Exhibit 101)	Provided herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2024	NEOGENOMICS, INC.

	By:	/s/ Christopher M. Smith
	Name:	Christopher M. Smith
	Title:	Director and Chief Executive Officer

	By:	/s/ Jeffrey S. Sherman
	Name:	Jeffrey S. Sherman
	Title:	Chief Financial Officer