Form 10-K
period 2024-12-31
NEOGENOMICS INC
filed 2025-02-18
CIK 1077183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
(239) 768-0600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s):	Name of each exchange on which registered:
Common Stock, par value $0.001 per share	NEO	The Nasdaq Stock Market LLC

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):     ☐   Yes     ☒   No
As of June 30, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1.3 billion, based on the closing price of the registrant’s common stock of $13.87 per share on June 30, 2024.
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of February 11, 2025: 128,461,383.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

NEOGENOMICS, INC.
FORM 10-K ANNUAL REPORT
For the Fiscal Year Ended December 31, 2024

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
Trademarks
The “NeoGenomics”, “Genoptix”, “Clarient”, “Inivata”, and “Trapelo” company names and certain logos have been trademarked with the United States Patent and Trademark Office. We have trademarked or have applications pending for the brand names NEO COMPREHENSIVE, NEO EXPAND, NEOLINK, NEOLAB, NEOACCESS, NEOTYPE, NEOSITE, CHART, COMPASS, eCOMPASS, FLEXREPORT, HEMEFISH, MULTIOMYX, NEOVUE, NEOHELIX, NEONET, NEOLYTX, NEOACCELERATE, NEOENGAGE, NEOPIXEL, NEONUCLEUS, NEOSEEK, NEOEXPLORE, NEOUNIVERSITY, PATHSITE, QUICKPATH, TAM-SEQ, INVISION, INVISIONSEQ, INVISIONFIRST, INVISIONFIRST-LUNG, INVISIONSCAN, PANTRACER, RADAR, and NEORADAR. We also have trademarked or have pending trademarks for the marketing slogans “SERVING PATIENTS, SAVING LIVES”, “TAKING CANCER PERSONALLY”, and “UNIVERSAL FUSION EXPRESSION”. Any other trademarks, registered marks and trade names appearing in this Annual Report on Form 10-K are the property of their respective holders.

Table of Contents	NEOGENOMICS, INC.
Glossary
Throughout this 2024 Form 10-K, we may use certain abbreviations, acronyms and terms which are described below:

ACA	The Patient Protection and Affordable Care Act
ACLA	American Clinical Laboratory Association
AKS	Anti-Kickback Statute
CAP	College of American Pathologists
CDx	Companion Diagnostic
CGP	Comprehensive Genetic Profile
CLIA	Clinical Laboratory Improvement Amendments of 1988
CMS	Centers for Medicare and Medicaid Services
CRO	Contract research organizations
DHS	Designated health services
FCA	The federal False Claims Act
FDA	U.S. Federal Drug Administration
FISH	Fluorescence In-Situ Hybridization
GAAP	U.S generally accepted accounting principles
GDPR	The European Union’s General Data Protection Regulation
HIPAA	The Health Insurance Portability and Accountability Act of 1996
IHC	Immunohistochemistry
LDT	Laboratory developed tests
LIMS	Laboratory Information Management System
MolDx	Molecular Diagnostic Services Program
MRD	Minimal residual disease
NGS	Next-generation sequencing
OIG	The Office of Inspector General of the Department of Health and Human Services
PCR	Polymerase chain reaction
PHI	Protected health information

Table of Contents	NEOGENOMICS, INC.
PART I
ITEM 1. BUSINESS
NeoGenomics, Inc., a Nevada corporation (referred to individually as the “Company” or collectively with its subsidiaries as “NeoGenomics,” “we,” “us,” or “our,” in this Annual Report on Form 10-K) is the registrant for SEC reporting purposes. Our common stock is listed on The Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “NEO”.
Overview
NeoGenomics provides a wide range of oncology diagnostic testing and consultative services which includes technical laboratory services and professional interpretation of laboratory test results by licensed physicians or molecular experts who specialize in pathology and oncology. We operate a network of cancer-focused testing laboratories in the United States and the United Kingdom. Our mission is to save lives by improving patient care. Our vision is to become the world’s leader in cancer testing, information, and decision support by providing uncompromising quality, exceptional service, and innovative solutions.
As of December 31, 2024, the Company operated College of American Pathologists (“CAP”) accredited and Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) certified laboratories in Fort Myers, Florida; Aliso Viejo and Carlsbad, California; Research Triangle Park, North Carolina; and Houston, Texas; and a CAP accredited full-service, sample-processing laboratory in Cambridge, United Kingdom. We also have several, small, non-processing laboratory locations across the United States for providing analysis services. We currently offer the following types of testing services:
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
•Flow cytometry – a technique utilized to measure the characteristics of cell populations. Typically performed on liquid samples such as peripheral blood and bone marrow aspirate, it may also be performed on solid tissue samples such as lymph nodes following additional processing steps. Cells are labeled with selective fluorescent antibodies and analyzed as they flow in a fluid stream through a beam of light. The properties measured include the relative size, relative granularity or internal complexity, and relative fluorescence intensity. These fluorescent antibodies bind to specific cellular antigens and are used to identify abnormal and/or malignant cell populations. Flow cytometry is typically utilized in diagnosing a wide variety of hematopoietic and lymphoid neoplasms. Flow cytometry is also used to monitor patients during the course of therapy to identify extremely low levels of residual malignant cells, known as minimal residual disease (“MRD”) monitoring.
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
Reportable Segments
In 2024, we simplified our operational approach, bringing Clinical Services and Advanced Diagnostics under a single segment. This decision was driven by an analysis of our reporting structure, the information available to our Chief Operating Decision Maker (“CODM”), and the strategic decisions being made to manage the business. This decision aims to streamline our operations and enhance our service offerings to our diverse client base, which includes community-based pathology and oncology practices, hospital pathology labs, reference labs, academic centers, and pharmaceutical companies.
Revenue Streams
Our single operating segment now encompasses a comprehensive range of services previously categorized under Clinical Services and Advanced Diagnostics. The revenue streams include:
•Clinical cancer testing;
•Interpretation and consultative services;
•Molecular and NGS testing;
•Comprehensive technical and professional services offering;
•Clinical trials and research;
•Validation laboratory services; and
•Oncology data solutions.
Service Offerings
Our clinical cancer testing services are designed to complement the work of community-based pathologists and oncologists, allowing them to expand their testing capabilities without significant investment in new technology or personnel. We offer both technical component (“TC” or “tech-only”) and professional component (“PC”) services, enabling our clients to participate in the diagnostic process. These services are designed to be a natural extension of, and complementary to, the services that clients perform within their own practices.
We believe our relationship as a non-competitive partner to community-based pathology practices, hospital pathology labs, reference labs, and academic centers empowers them to expand their breadth of testing. We believe this enables them to provide a menu of services that could match or exceed the level of service found in any center of excellence around the world. Community-based pathology practices and hospital pathology labs may order certain testing services on a TC basis, allowing them to participate in the diagnostic process by performing the PC interpretation services without having to hire laboratory technologists or purchase sophisticated equipment needed for the TC testing.
We also support our pathology clients with interpretation and consultative services using our own specialized team of pathologists for difficult or complex cases, as well as provide overflow interpretation services when requested. For oncology and other clinician practices that prefer a direct relationship with a laboratory for cancer-related genetic testing services, we typically offer a comprehensive service where we perform both the TC and PC components of tests. Larger clinician practices internalizing pathology interpretation services can benefit from our tech-only service offering, allowing them to participate in this diagnostic process while we handle the more complex molecular testing services.
We are a leading provider of Heme oncology diagnostic testing, which includes molecular and NGS testing, and one of the key providers of solid tumor NGS testing solutions. These tests are interpreted by our team of molecular experts and are often ordered in conjunction with other testing modalities. NGS panels, one of our fastest-growing testing areas, enable clients to receive significant biomarker information from limited samples. These comprehensive panels can allow for faster treatment decisions for patients as compared to a series of single-gene molecular tests being ordered sequentially. Our broad molecular testing menu includes NeoTYPE and Neo Comprehensive panels which target genes relevant to a particular cancer type. Additionally, we have molecular-only and comprehensive NGS-targeted panels which combine DNA and RNA into a single workflow. This approach captures a full spectrum of genomic alterations, including mutations, fusions, copy number variations, and splicing mutations, as well as tumor mutation burden (TMB) and microsatellite instability (MSI) for solid tumors. These tests are complemented by IHC and FISH tests when necessary.

Table of Contents	NEOGENOMICS, INC.
This comprehensive molecular test menu allows our clients to obtain most of their molecular oncology testing needs satisfied by our laboratory. This is attractive to our clients as patient samples do not need to be split and then managed across several laboratories. The acquisition of Inivata in June 2021 enhanced our capabilities with oncology liquid biopsy technology including RaDaR® which is designed to detect residual disease and recurrence in plasma samples from patients with solid tumor malignancies. These molecular laboratory and NGS capabilities are expected to drive growth in the coming years.
Our specialized pharmaceutical development services support pharmaceutical firms (“sponsors”) in their drug development programs, from biomarker discovery to commercialization. This includes supporting clinical trials, research, and the development of companion diagnostics. Our team works closely with sponsors to design studies, perform required testing, and provide key analysis and insights. Each trial is supported with rapid turnaround time, dedicated project management, and quality assurance oversight. We also assist with FDA submissions for companion diagnostics and offer Day 1 readiness programs to speed drug commercialization.
These services provide comprehensive support in oncology programs, including biomarker discovery, study design, clinical trial testing, and companion diagnostic development. We aim to help clients discover the right content, refine biomarker strategies, and develop effective pathways for clinical trial testing. Our oncology data solutions, which involve the licensing of de-identified data to pharmaceutical and biotech customers in the form of either retrospective records or prospective deliveries of data, are designed to leverage our unique market position to solve real-world problems, such as identifying patients for clinical trials or providing clinical decision support tools for physicians and providers. This integration aligns with our broader service offerings to provide seamless, comprehensive support for both clinical and pharmaceutical clients.
Strategic Focus
By streamlining our segments, we aim to provide a seamless and integrated service offering to our clients. This approach allows us to leverage our expertise in oncology and molecular diagnostics to support both clinical and pharmaceutical clients more effectively. Our commitment to connecting patients with life-altering therapies and trials remains a core focus. We have invested in leading technologies to secure data and maintain transparency and choice for patients through our Notice of Privacy Practices.
Financial Impact
In 2024, the combined segment accounted for 100% of our consolidated revenue, with Clinical Services previously contributing 84% and Advanced Diagnostics contributing 16% in 2023. For further financial information, please refer to Note 16. Segment Information, in our Consolidated Financial Statements included in this Annual Report.
This decision is expected to drive growth and operational efficiencies, positioning us as a leading provider of comprehensive oncology diagnostic services and supporting the development of new therapies in the pharmaceutical industry.
Markets
The medical testing laboratory market can be broken down into the following three primary markets:
•Diagnostic testing;
•Therapy selection; and
•Minimal Residual Disease testing.
Diagnostic testing involves evaluating tissue, such as in surgical pathology, or cells, such as in cytopathology. The most widely performed Anatomic Pathology procedures include pap smears, skin biopsies, and tissue biopsies allowing providers to understand the origin of the cancer.
Therapy Selection involves analyzing genes, proteins, and/or DNA/RNA sequences for abnormalities. Therapy selection (molecular) testing requires highly specialized equipment and credentialed individuals (typically MD or PhD level) to certify results. It usually yields the highest reimbursement levels of the three market segments.
Minimal Residual Disease testing measures blood or bone marrow to evaluate the amount of cancer cells left after treatment. It can determine if the therapy is working or if a cancer has returned.
NeoGenomics operates primarily in the Diagnostic testing and Therapy selection markets.
The field of precision oncology is evolving quickly, with new tests being developed at an accelerated pace. Based on medical and scientific discoveries from the last decade, cancer testing is categorized into three types: diagnostic testing, prognostic testing, and predictive testing. Among these, predictive testing is the fastest-growing area, which clinicians use to anticipate which treatment options a patient is most likely to benefit from, delivering “personalized” or “precision medicine” tailored to that patient's needs. Personalized or precision medicine enables clinicians to determine if a patient will respond to specific

Table of Contents	NEOGENOMICS, INC.
cancer medications such as Herceptin®, Keytruda®, PIQRAY®, and Opdivo®, among others. Besides the direct benefits to patients, the precision medicine approach allows the healthcare system to save money by ensuring that expensive cancer drugs are given to those most likely to benefit from them. This type of testing enhances patient care and potentially saves lives by identifying optimized therapies much more rapidly than was possible in previous years.
The U.S. market for oncology testing is divided among numerous commercial and academically affiliated laboratories. The laboratories affiliated with academic institutions primarily provide clinical services to their affiliated university hospitals and associated physicians.
We believe that several key factors are influencing the rapid growth of the cancer testing market: (i) each year, an increasing number of genes and genomic pathways are implicated in the development and clinical course of cancer, and cancer incidence rates are rising, with one in two men and one in three women likely to develop some form of cancer in their lifetime; (ii) new drugs are increasingly being targeted to specific cancer subtypes and pathways, necessitating companion diagnostic testing; (iii) heightened awareness among patients and payers regarding the value of molecular testing; (iv) reductions in the cost of molecular testing; (v) expanded coverage from third-party payers and Medicare for such testing; and (vi) health insurance coverage for uninsured Americans under the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, both enacted in March 2010. These factors have driven significant growth in the market for this type of testing. Additionally, there is a growing emphasis on developing tests for monitoring purposes, including MRD and recurrence detection in cancer survivors, which could expand the use of specific tests and impact the cancer testing market.
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
2025 Focus Areas:
We are committed to sustainable growth while transforming cancer care for patients and providers and enabling the delivering of precision oncology into the community care setting. Our focus for 2025 is to sustain a purpose driven culture that maintains excellence in service and performance while growing through innovation. We expect the following initiatives to allow the Company to continue on its path to become one of the world’s leading cancer testing and information companies:
Profitably Grow Our Core Business
•Accelerate volume growth; both through the traditional clinical and NGS modalities;
•Accelerate growth with oncologists in the community; and
•Execute pharmaceutical client strategy and deliver profitable revenue growth.
Accelerate Innovation
•Deliver 3-year product roadmaps;
•Execute successful timely-planned product launch(es); and
•Drive productization and sales excellence for Data Solutions.

Table of Contents	NEOGENOMICS, INC.
Drive Value Creation
•Improve operational efficiency and gross margin;
•Transform Neo’s digital ecosystem; and
•Achieve positive cash flow.
Enhance Our People and Culture
•Enhance our Neo Culture; and
•Expand scientific, medical and product capabilities.
Competitive Strengths
In addition to the competitive strengths discussed below, we believe that our superior testing technologies and instrumentation, laboratory information systems, client education programs and domestic and international presence also differentiate NeoGenomics from its competitors.
Turnaround Times
We consistently focus on improving turnaround times for test results to our clients nationwide. By providing information to our clients in a timely manner, physicians can begin treating their patients as soon as possible. Timeliness of results from our clinical services is a driver of additional testing requests by referring physicians. Turnaround times allow for the performance of other adjunctive tests within an acceptable diagnosis window in order to augment or confirm results and more fully inform treatment options. Additionally, we believe that our rapid turnaround time on testing and our project milestones are key factors in our pharmaceutical development services.
Comprehensive Oncology-Focused Test Menu
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
Our Molecular and NGS test menus provide clients with the ability to order single gene molecular tests, targeted NeoTYPE and Neo Comprehensive panels that include the relevant actionable genes for a particular cancer type, as well as comprehensive NGS panels. Additionally, we offer a full range of sequencing testing including whole exome and whole genome sequencing as part of our pharmaceutical development services.
National Direct Sales Force
Our direct sales force has been trained extensively in cancer genetic testing and consultative selling skills to service the needs of clients. Our clinical services sales team is organized into nine regions in the United States – Northeast, Northwest, Mid-Atlantic, South, Southeast, North Central, West, Great Lakes, and South Central. Our sales team is focused on value-based care solutions and end-to-end client experience as a growth driver. For our pharmaceutical development services, we have a dedicated team of business development specialists who are experienced in working with sponsors and helping them with the testing needs of their research and development projects as well as Phase I, II and III studies. These sales representatives utilize our custom Customer Relationship Management System (“CRM”) to manage their territories, and we have integrated the key customer care functionality within our LIMS into the CRM so that our sales representatives can stay informed of emerging issues and opportunities within their regions. Our in-house customer care team is aligned with our field sales team to serve the needs of our clients by utilizing the same LIMS and CRM. Our field teams can see in real time when a client calls the laboratory, the reason for the call and the resolution, and determine if face-to-face interaction is needed for follow-up. Our sales force educates clients on new test offerings and their proper utilization, and our representatives are often seen as trusted advisors by our clients.
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

Table of Contents	NEOGENOMICS, INC.
hot or cold spells, heavy snow, hurricanes or tornadoes in certain regions, consequently reducing revenues and cash flows in any affected period.
For our pharmaceutical development services, we enter into both short-term and long-term contracts, ranging from one month to several years. While the volume of this testing is not as directly affected by seasonality as described above, the testing volume does vary based on the terms of the contract. Our volumes are often based on how quickly sponsors can get patient enrollees for their trials and seasonality can impact how quickly patients are enrolled. Many of our long-term contracts contain specific performance obligations where the testing is performed on a specific schedule. In addition, this results in backlog that can be significant and highly dependent on pharmaceutical clinical trial enrollment.
Due to multiple factors, including the timing of product launches and investments we make in our business, and the annual reset of patient deductibles, our revenue often increases over the course of the year, with a majority of our revenue generated in the third and fourth quarters.
Competition
Our competitors within the broader genomics profiling space include laboratory companies such as Quest Diagnostics, Laboratory Corporation of America and Bio-Reference Laboratories. These are large national laboratories that possess greater name recognition, larger client bases, and significantly greater financial resources and employ substantially more personnel than we do. We also face increased competition from laboratories that are more specialized and focused on particular areas such as liquid biopsies or large tissue based molecular panels such as Guardant Health, Inc., Natera, Inc., Exact Sciences Corp, Caris Life Science, Tempus AI, Inc. and Myriad Genetics, Inc.
For our specialized clinical services, the genetic and molecular testing niche of the laboratory testing industry is highly competitive and, given the opportunities in this industry, we expect it to become even more competitive. Competitive factors in genetic and molecular testing generally include the reputation of the laboratory, range of services offered, pricing, convenience of sample collection and pick-up, quality of analysis and reporting, medical staff, timeliness of delivery of completed reports (i.e. turnaround times) and post-reporting follow-up for clients.
Our diagnostic service competitors in the United States are numerous and include major national medical testing laboratories, hospital laboratories and in-house physician laboratories. Some of our competitors have greater financial resources and production capabilities than us. These companies may succeed in developing service offerings that are more effective than any that we have or may develop, and may also prove to be more successful than we are in marketing such services. In addition, technological advances or different approaches developed by one or more of our competitors may render our service offerings obsolete, less effective or uneconomical.
We intend to continue our efforts to gain market share by offering a broad portfolio of tests with rapid turnaround times, wrap-around services, and solutions targeted to hospitals and community oncology segments. The addition of new tests (including proprietary ones), enhanced post-test consultation services, and personal attention from our direct sales force will further enhance our efforts.
We compete against many other Contract Research Organizations (“CROs”) and central reference laboratories to provide pharmaceutical development services. Many of these competitors are much larger and offer services across the healthcare spectrum. We believe that our exclusive focus on oncology, enabled by our expansive oncology testing menu and our high level of service will allow us to continue to gain market share in this segment.
Many clinical reference laboratories have also entered the space in support of clinical trials and the related laboratory testing. These reference laboratories are often willing to compete with lower pricing for smaller, more limited studies. We believe our strong scientific and medical team is a key differentiator where NeoGenomics is used as an advisor to the sponsors on their trials. Our extensive experience in anatomic pathology continues to result in our winning clinical trials business as sponsors trust our medical team and want them to closely oversee their trials. We believe our service focus and our molecular and IHC platforms, as well as our exclusive MultiOmyxTM platform will position NeoGenomics well to be successful in this sector.
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

Table of Contents	NEOGENOMICS, INC.
Concentrations of Credit Risk
Concentrations of credit risk with respect to revenue and accounts receivable are primarily limited to certain clients to which we provide a significant volume of our services, and to specific payers of our services such as Medicare and individual insurance companies.
Dependence on Major Clients
We market our services to pathologists, oncologists, other clinicians, hospitals, pharmaceutical companies, academic centers and other clinical laboratories throughout the United States and the United Kingdom. Our client base consists of a large number of geographically dispersed clients diversified across various client types. For the years ended December 31, 2024, 2023 and 2022, no single client accounted for more than 10% of revenue.
Payer Mix
The following table reflects our estimate of the breakdown of net revenue by type of payer for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Client direct billing	72%	72%	73%
Commercial insurance	15%	15%	14%
Medicare and other government	13%	13%	13%
Self-pay	—%	—%	—%
Total	100%	100%	100%
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
Human Capital Management
As of December 31, 2024, we had approximately 2,200 full-time equivalent employees including contracted pathologists.
World-Class Medical and Scientific Team
Individuals comprising our medical and scientific team are specialists in the field of genetics, oncology and pathology. As of December 31, 2024, we employed or contracted with approximately 170 MDs and PhDs. We have many nationally and world-renowned pathologists on staff, which is a key differentiator from smaller laboratories. Our clients look to our staff for their expertise, often calling on our medical team to work on challenging cases or collaborate on their study design and on the interpretation of results from the studies. Our medical team is a key differentiator as we have a depth of medical expertise that many other laboratories cannot offer to pharmaceutical companies.
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
Our commitment to maintaining an excellent workplace includes investing in ongoing opportunities for employee development in a diverse and inclusive environment. In addition to gender and ethnic diversity and inclusion on our Board of Directors, diversity in gender and ethnicity is well-established within our workforce. As of December 31, 2024, women make up 59.1% of our global workforce, and of the 17.8% of our workforce that is in supervisory or higher positions, 50.7% are female. With regard to the Company’s top two management tiers, 43.2% of our executive team and our vice presidents are women and 44.4% of our independent Board of Directors are women. Ethnicity is also strongly represented: 51.9% of our workforce and 33.3% of our independent Board of Directors are ethnically diverse.
We believe that a diverse and inclusive workforce, where all perspectives are recognized and respected, positively impacts our performance and strengthens our culture. We continuously strive to promote a workplace in which people of diverse race,

Table of Contents	NEOGENOMICS, INC.
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
Licensure, Accreditation, and Quality Standards
The Company operates laboratories domestically in Arizona, California, Florida, Georgia, Illinois, North Carolina, Tennessee, and Texas, and internationally in the United Kingdom. The laboratories are licensed as required by the states or countries in which they are located. All of our domestic laboratories are certified in accordance with the CLIA. Under CLIA, the Centers for Medicare & Medicaid Services (“CMS”) establish various operational, personnel, facilities, administration, quality, and proficiency requirements for testing performed by a laboratory, intended to ensure testing services are accurate, valid, and timely. CLIA certification is also a prerequisite to be eligible to bill federal and state health care programs, as well as many private insurers, for laboratory testing services. The sanctions for failure to comply with CLIA requirements include: suspension, revocation, or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business; cancellation or suspension of the laboratory’s approval to receive Medicare and/or Medicaid reimbursement; and significant fines and/or criminal penalties. The loss or suspension of a CLIA certification could have a material adverse effect on the Company. CLIA also provides that a state may adopt laboratory regulations that are more stringent than those under federal law. For example, state laws may require that nonresident laboratories, or out-of-state laboratories, maintain an in-state laboratory license to perform tests on samples from patients who reside in that state. As a condition of state licensure, these state laws may require that laboratory personnel meet certain qualifications, specify certain quality control procedures or facility requirements or prescribe record maintenance requirements. The State of New York is one state that requires licensure of nonresident laboratories that perform tests on specimens from patients who live in New York, and our laboratories in Fort Myers, Florida; Aliso Viejo and Carlsbad, California; Nashville, Tennessee; and Houston, Texas therefore are licensed by the State of New York.
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
Compliance and Ethics Program

Table of Contents	NEOGENOMICS, INC.
The health care industry is highly regulated and scrutinized, including with respect to fraud, waste, abuse, unauthorized billing practices, and improper financial relationships between health care companies and their referral sources. The Office of Inspector General of the Department of Health and Human Services (“OIG”) has published compliance program guidance, including a General Compliance Program Guidance issued in November 2023 that is applicable to all health care companies and stakeholders, a specific Compliance Program Guidance for Clinical Laboratories issued in August of 1998 (which the OIG anticipates updating in 2025), fraud alerts, and advisory opinions. The Company has implemented a robust Compliance & Ethics Program encompassing this guidance, which is overseen by our Board of Directors, to support compliance with the myriad of international, federal, and state laws, regulations, and governmental guidance applicable to our business. Our program employs a risk-based approach to the development and implementation of standards of conduct, training and education of employees, monitoring and auditing Company practices, investigation, and response to reported or detected compliance issues. The Company provides a hotline for employees who wish to anonymously or confidentially report suspected violations of our codes of conduct, policies and procedures, or laws and regulations. Employees are strongly encouraged to report suspected violations. The hotline does not replace other resources available to our employees, including supervisors, managers, and human resources staff but is an alternative channel available 24 hours a day, 365 days a year. The hotline forwards all reports to the Chief Compliance Officer, who is responsible for investigating, reporting to the Compliance Committee, and documenting the disposition of each report. The hotline forwards any calls pertaining to the financial statements or financial issues to the Chairman of the Audit Committee. The Company does not allow any retaliation against an employee who reports a compliance related issue in good faith.
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
On September 29, 2023, the FDA published a proposed rule on LDTs in which the FDA proposes to end its historical policy of enforcement discretion for virtually all LDTs in five stages over a four-year period from the date FDA publishes a final rule.On April 29, 2024, the FDA announced a final rule on the regulation of Laboratory Developed Tests (“LDTs”) which amends the FDA's regulations to make explicit that LDT's are devices under the Federal Food, Drug, and Cosmetic Act (“FD&C Act”). The final rule was published on May 6, 2024. As part of that final rule, the FDA issued a policy to phase out, over the course of four years, its general enforcement discretion approach to LDTs and also issued targeted enforcement discretion policies for certain categories of LDTs. In Stage 1 (beginning on May 6, 2025) laboratories would be required to comply with medical device (adverse event) reporting, correction and removal reporting requirements, and quality system requirements regarding complaint files. In Stage 2 (beginning on May 6, 2026), laboratories would be required to comply with all other device regulatory requirements not covered during other stages of the phaseout policy (including registration and listing and labeling and investigational use exemptions), except for quality system and premarket review requirements other than complaint files. In Stage 3 (beginning on May 6, 2027), laboratories would be required to comply with quality system requirements (good manufacturing practices) other than complaint files which are addressed in Stage 1. However, for LDTs, the FDA stated that it generally will not expect compliance with quality system requirements other than design controls, purchasing controls, acceptance activities, CAPA, and records requirements. In Stage 4 (beginning on November 6, 2027), laboratories would be required to comply with premarket review requirements for high-risk tests (i.e., tests subject to premarket approval requirements). Finally, in Stage 5 (beginning on May 6, 2028), laboratories would be required to comply with premarket review requirements for moderate- and low-risk tests (i.e., tests that require premarket submissions). Among other targeted enforcement discretionary policies, the FDA is allowing currently marketed tests offered as LDTs that were first marketed before May 6, 2024 to stay on the market without requiring pre-market review and approval by the FDA. Similarly, the FDA will not require pre-market review and approval by the FDA for tests approved by the New York State Department of Health Clinical Laboratory Evaluation Program.

Table of Contents	NEOGENOMICS, INC.
On May 29, 2024, the American Clinical Laboratory Association (“ACLA”) filed a lawsuit against the FDA in the United States District Court for the Eastern District of Texas, challenging the FDA's final rule. A similar lawsuit was also filed by the Association for Molecular Pathology and that case has been consolidated with the ACLA action. Those cases remain pending. Unless those legal challenges are successful in delaying or preventing enforcement of the final rule, laboratories will be expected to comply with the Stage 1 requirements beginning on May 6, 2025.
We cannot be certain as to which of our tests, if any, would require FDA approval or clearance under the current regulatory framework and, if required, that our tests could obtain such approval or clearance. It is possible that changes to FDA’s regulatory approach, whether triggered by legislation, the change in presidential administration, or otherwise, may result in increased regulatory burdens and costs for us to seek marketing authorization for and maintain ongoing compliance for our existing tests, any modifications thereto, or any future tests we may develop. If the government begins to regulate our tests, it could require a significant volume of applications, which would be burdensome and potentially costly. Furthermore, governmental bodies could take a long time to review such applications and/or document responses if other laboratories were also required to file applications and/or document responses for each of their LDTs. In addition, we could be required to conduct additional clinical trials in order to support required applications, which could add cost, delay and uncertainty to the process of bringing our tests to market and maintaining compliance of our marketed tests.
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

Table of Contents	NEOGENOMICS, INC.
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
Further, we are subject to certain comprehensive state laws governing the processing of personal information. In particular, the California Consumer Privacy Act (“CCPA”) took effect on January 1, 2020, and imposed privacy compliance obligations with regard to the personal information of California residents. This legislation created significant new requirements for identifying, managing, securing, tracking, producing, and deleting consumer personal information and granted new rights to California residents, including the right to opt out of their data being sold to a third party by the Company. The CCPA defines personal information extremely broadly as “information that identifies, relates to, describes, is capable of being associated with, or could reasonably be linked, directly or indirectly, with a particular consumer or household.” Like the international privacy laws discussed below, this creates greater complexity in implementing a compliance program to support these requirements. The CCPA law became enforceable by the California Attorney General on July 1, 2020, and the Company has implemented significant mechanisms to promote compliance with this law. The CCPA’s protections have been expanded by the California Privacy Rights Act (“CPRA”), which became operational in most key respects on January 1, 2023. Similar laws continued to be proposed or passed at the U.S. federal and state level, including the Texas Data Privacy and Security Act, which took effect on July 1, 2024, the Oregon Consumer Privacy Act, which took effect on July 1, 2024, the Montana Consumer Data Privacy Act, which took effect on October 1, 2024, the Delaware Personal Data Privacy Act, which took effect on January 1, 2025, the Iowa Consumer Data Protection Act, which took effect on January 1, 2025, the Nebraska Data Privacy Act, which took effect on January 1, 2025, the New Hampshire Privacy Act, which took effect on January 1, 2025 and the New Jersey Data Privacy Act, which took effect on January 15, 2025. We expect that other states will enact similar legislation in the future, and we will be required to analyze the effect of each of these laws on our business.
Due to the Company’s international expansion, we are subject to a variety of international laws which serve to protect the personal data of individuals who are located in those countries. These laws include the European Union’s General Data Protection Regulation (“GDPR”), the United Kingdom GDPR, and similar privacy laws in other jurisdictions. These laws cover a broader range of data in addition to patient data including data of employees, clients, and other individuals whose data we hold. Like HIPAA, these laws contain regulatory requirements for both robust data privacy and security programs and require data breach reporting should personal data be used or disclosed in a manner not allowed under the laws. Penalties for violations of these laws can be significant; for instance, GDPR’s maximum penalties are up to the greater of 4.0% of a company’s annual global turnover or €20.0 million. Although the Company’s business is conducted primarily in the United States, we do receive some samples for clinical testing from countries outside of the United States, have employee data from European Union and the United Kingdom and we collect data of individuals internationally as part of the business, which obligates us to comply with these laws. We have developed privacy and security programs intended to meet these international obligations and continue to reassess and improve these programs continually.
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
•If we are unable to keep pace with the rapid scientific and technological change characteristic to our industry, or to develop, or acquire licenses for, new or improved testing technologies, our competitive position, business, results of operations, and financial condition could be harmed.
•We face the risk of capacity constraints, which could have a material adverse effect on our business, results of operations, and financial condition.
•Increased competition, including price competition, could have a material adverse impact on our net revenues and profitability.
•We expect to make significant investments in the development of new genetic tests and other future products. New product development and commercialization involve a lengthy and complex process and we may be unable to develop or commercialize new products on a timely basis, or at all.
•Ethical, legal and social concerns related to the use of genetic information could reduce demand for our tests.
•The potential loss or delay of our material client contracts or of multiple contracts could adversely affect our results.
•We may become involved in litigation, and our insurance may not sufficiently cover all claims brought against us, which will increase our expenses and may adversely affect our business and results of operations.
•We may be unable to obtain, maintain or enforce our intellectual property rights and may be subject to intellectual property litigation that could adversely impact our business.
•Intellectual property dispute over the RaDaR® assay may necessitate redesign, licensing, discontinuation, or significant damages, potentially harming our overall financial condition, results of operations, or cash flows.
•Our involvement with clinical trials and research services creates a risk of liability.
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
•Performance issues, service interruptions, or price increases by our shipping carriers could adversely affect our business, results of operations, and financial condition, and harm our reputation and ability to provide our specialized clinical services on a timely basis.
•We use biological and hazardous materials that require considerable expertise and expense for handling, storage, or disposal and may result in claims against us.
Risks Related to Our Common Stock and Indebtedness
•The price of our common stock may fluctuate significantly.

Table of Contents	NEOGENOMICS, INC.
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
•Changes in laws, regulations, contracting arrangements with payers, or payer policies, including steps taken by payers to control utilization and reimbursement of healthcare services, may adversely affect coverage or reimbursement for our specialized clinical services, which may decrease our revenues and adversely affect our results of operations and financial condition.
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
•If our agreements or arrangements with certain of our licensed physicians and/or professional associations owned by physicians are deemed invalid under state corporate practice of medicine and similar laws or federal law, or are terminated as a result of changes in state law, it could have a material impact on our results of operations and financial condition.
•Failure to comply with federal, state and international laws related to privacy and security could result in fines, penalties, and damage to the Company’s reputation with clients and could have a material adverse effect upon the Company’s business.
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
•We may be subject to claims that we or our employees have wrongfully used or disclosed alleged trade secrets.

Table of Contents	NEOGENOMICS, INC.
Risks Relating to Our Business
We are dependent on key personnel and need to hire additional qualified personnel in order for our business to succeed.
Our performance is substantially dependent on the performance of our senior management and key scientific and technical personnel. In particular, our success depends substantially on the continued efforts of our senior management team. The loss of the services of any of our executive officers, our medical staff, our laboratory directors or other key employees could have a material adverse effect on our business, results of operations, and our financial condition. Our future success also depends on our continuing ability to attract and retain highly-qualified managerial, scientific, and technical personnel as we continue to grow. Competition for such personnel is intense among the laboratory testing industry and we may not be able to retain our key managerial and technical employees or may not be able to attract and retain additional highly qualified managerial and technical personnel in the future. The inability to attract and retain the necessary managerial and technical personnel could have a material adverse effect upon our business, results of operations, and financial condition.
Additionally, our ability to retain existing clients for our specialized clinical services and attract new clients is dependent upon retaining existing sales representatives and hiring and training new sales representatives, which are expensive and time-consuming processes. Our growth depends, in particular, on attracting, retaining and motivating highly trained sales personnel with the necessary scientific background and ability to understand our systems at a technical level to effectively identify and sell to potential new clients. We face intense competition for qualified sales personnel and our inability to hire or retain an adequate number of sales representatives could limit our ability to maintain or expand our business and increase sales. Even if we are able to increase our sales force, our new sales personnel may not commit the necessary resources or provide sufficient high-quality service and attention to effectively market and sell our services. If we are unable to maintain and expand our marketing and sales networks, or if our sales personnel do not perform to our standards, we may be unable to maintain or grow our existing business and our results of operations and financial condition will likely suffer accordingly. If a sales representative ceases employment, such termination could result in the loss of client goodwill based on the impairment of relationships developed between the sales representative and the healthcare professionals for whom the sales representative was responsible. This is particularly a risk if the representative goes to work for a competitor, as the healthcare professionals that are our clients may choose to use a competitor’s services based on their relationship with our former sales representative.

If we are unable to keep pace with the rapid scientific and technological change characteristic to our industry, or to develop, or acquire licenses for, new or improved testing technologies, our competitive position, business, results of operations, and financial condition could be harmed.
The market for genetic and molecular testing services is characterized by rapid scientific developments, evolving industry standards and client demands, and frequent new product introductions and enhancements. For example, new tests developed by our competitors may prove superior and replace our existing tests. Additionally, certain technological changes, such as advances in point-of-care testing, could reduce the need for the laboratory tests we provide. Our future success will depend in significant part on our ability to continually improve our offerings in response to both evolving demands of the marketplace and competitive service offerings. If we are unsuccessful in keeping pace with scientific and technological changes, or enhancing our products to meet evolving industry standards or developing client demands, our competitive position, business, results of operations, and financial condition may be materially and adversely affected.
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

Table of Contents	NEOGENOMICS, INC.
to unacceptable turnaround times or client service failures. In addition, as the number of our clients and specimens increases, our products, services, and infrastructure may not be able to scale accordingly. We may also not be able to hire additional licensed medical technologists that we need to handle increased volumes. Any failure to handle higher demand for our products and services could lead to the loss of established clients or could otherwise cause our clients to choose not to use us in the future, which could severely harm our business, results of operations, and financial condition. In addition, based on the importance of the subject matter of our tests, inaccurate results could result in improper treatment of patients and potential liability for us.
Increased competition, including price competition, could have a material adverse impact on our net revenues and profitability.
The market for genetic and molecular testing services is highly competitive, and, given the opportunities in this market within the laboratory testing industry, we expect competition to continue increasing. Our competitors within the broader genomics profiling space include laboratory companies such as Quest Diagnostics, Laboratory Corporation of America, and Bio-Reference Laboratories. These are large national laboratories that possess greater name recognition, larger client bases, and significantly greater financial resources and employ substantially more personnel than we do. We also face increased competition from laboratories that are more specialized and focused on particular areas such as liquid biopsies or large tissue based molecular panels such as Guardant Health, Inc., Natera, Inc., Exact Sciences Corp, Caris Life Science, Tempus Labs, Inc and Myriad Genetics, Inc. Our competitors may develop products and services that are superior to ours or that achieve greater market acceptance than our offerings. Many of our competitors have long established relationships with their clients and third-party payers. We cannot assure you that we will be able to compete successfully with these entities or other competitors in the future.
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
Also, in each of these markets, consolidation in our actual or potential client base results in increased competition for important market segments and fewer available clients. Consolidation among healthcare providers and the formation of buying groups have put pressure on pricing and sales of our products, and in some instances, required payment of fees to group purchasing organizations. Our success in these areas depends partly on our ability to enter into contracts with integrated health networks and group purchasing organizations. If we are unable to enter into contracts with these group purchasing organizations and integrated health networks on terms acceptable to us, our sales and results of operations may be adversely affected. Even if we are able to enter into these contracts, they may be on terms that negatively affect our current or future profitability. As a result of this and future consolidations, our client diversity may decrease and our business may be adversely affected.
We expect to make significant investments in the development of new genetic tests and other future products. New product development and commercialization involve a lengthy and complex process and we may be unable to develop or commercialize new products on a timely basis, or at all.
Our success depends on our ability to develop new tests and other related products while improving the performance, cost-effectiveness and timeliness of our existing products. We are seeking to develop new proprietary and non-proprietary genetic tests and build a pipeline for future products and services. Products that are under development have taken time and considerable resources to develop, and we may not be able to complete the development and commercialization of such products on a timely basis, or at all. For example, there can be no assurance that we will be able to produce commercial products CGP or MRD. Before we can commercialize any new products, we will need to expend significant funds in order to:
•conduct substantial research and development, including validation studies and clinical studies;
•further develop and scale our laboratory processes to accommodate different products, including the expansion of our medical staff and PhDs;
•further develop and scale our infrastructure to be able to analyze increasingly large amounts of data; and

Table of Contents	NEOGENOMICS, INC.
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
As addressed in Part I, Item 1, “Business— Licensure, Accreditation, and Quality Standards” in this Annual Report on Form 10-K, we cannot be certain as to which of our tests, if any, would require FDA approval or clearance under any of the proposed regulatory frameworks for LDTs and, if required, that our tests could obtain such approval or clearance. Even if the FDA and other regulatory authorities clear or approve a new product or service we develop, we would need to commit substantial resources to commercialize, sell and market it before it could be profitable, and the product or service may never be commercially viable. In developing a test, we must make numerous assumptions, often many years before a test is ready for use, regarding the commercial viability of a test, including with respect to our clients’ interest in a test, payers’ willingness to pay for a test, our costs to perform a test, and availability and attractiveness of competing offerings. As a result, it is possible that we may introduce a new product that uses technologies or methods of analysis that have been displaced by the time of launch, competes with one or more of our other products, addresses an opportunity that no longer exists or is smaller than anticipated, or produces data that provides less utility to our clients than anticipated or otherwise is not competitive at the time of launch. The expenses or losses associated with unsuccessful product development or launch activities, or a lack of market acceptance of our new products or services, could adversely affect our business, financial condition or results of operations.
Ethical, legal and social concerns related to the use of genetic information could reduce demand for our tests.
Genetic testing has raised ethical, legal and social issues regarding privacy rights and the appropriate uses of the resulting information. Governmental authorities could, for social or other purposes, limit or regulate the use of genetic information or genetic testing or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. Similarly, these concerns may lead patients to refuse to use, or clinicians to be reluctant to order, genetic tests even if permissible. These and other ethical, legal and social concerns may limit market acceptance of our genetic tests or reduce the potential markets for these tests, either of which could have an adverse effect on our business, financial condition or results of operations.
The potential loss or delay of our material client contracts could adversely affect our results.
The revenue attributable from our pharmaceutical development services may also fluctuate in the future, which could have an adverse effect on our financial condition and results of operations. Most of our pharmaceutical development clients can terminate our contracts without cause upon proper notice, and we experience termination or non-renewal of our pharmaceutical development contracts in the ordinary course of business. Our pharmaceutical development clients may delay, terminate or reduce the scope of our contracts for a variety of reasons beyond our control, including but not limited to actions by regulatory authorities, negative clinical results, lack of patient enrollment, lack of available financing or shifts in internal priorities. In addition, adverse speculation about our existing or potential relationships with our pharmaceutical development clients may be a catalyst for adverse speculation about us, our products and our technology, which can adversely affect our reputation and business. Delays, terminations or reductions in the scope of our contracts impact our ability to convert our backlog into revenue for the Company. Our ability to realize the full benefits of our backlog of contractually committed services due to delay, cancellation or reduction in our client’s contractual commitments, would materially impact our revenues. In addition, the terminability of our contracts puts increased pressure on our quality control efforts, since not only can our contracts be terminated by clients as a result of poor performance, but any such termination may also affect our ability to obtain future contracts from the clients involved and others.
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

Table of Contents	NEOGENOMICS, INC.
errors in the test results we provide to pathologists and oncologists related to a misunderstanding of, or inappropriate reliance upon, the information we provide. Additionally, failure in our quality control procedures or the quality control procedures of our suppliers may result in, among other things, loss of sales and market acceptance of our tests, injury to our reputation and fines imposed by governmental agencies. Such matters and other litigation against us can be time-consuming, divert management's attention and resources, cause us to incur significant expenses or liability and/or require us to change our business practices. In addition, damages assessed in connection with, and the costs of defending, any legal action could be substantial. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. We also may be faced with litigation claims that exceed our insurance coverage or are not covered under any of our insurance policies. In addition, litigation could have a material adverse effect on our business if it impacts our existing and potential client relationships, creates adverse public relations, diverts management resources from the operation of the business, or hampers our ability to otherwise conduct our business. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, results of operations and financial condition.
We may be unable to obtain, maintain or enforce our intellectual property rights and may be subject to intellectual property litigation that could adversely impact our business.
We may be unable to obtain or maintain adequate patent or other proprietary rights for our solutions or services or to successfully enforce our proprietary rights. In addition, we may be subject to intellectual property litigation, and we may be found to infringe on the proprietary rights of others, which could force us to do one or more of the following:
•cease developing, performing or selling solutions or services that incorporate the challenged intellectual property;
•obtain and pay for licenses from the holder of the infringed intellectual property right;
•redesign or re-engineer our tests;
•change our business processes; or
•pay substantial damages, court costs and attorneys' fees, including potentially increased damages for any infringement held to be willful.
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
One of our competitors, Natera, Inc., or Natera, filed a complaint against NeoGenomics Laboratories, Inc. alleging our RaDaR® assay infringes certain of Natera’s U.S. patents. Additionally, Natera filed a motion for a preliminary injunction seeking to enjoin the Company from selling the RaDaR® assay. A preliminary injunction hearing occurred on November 27, 2023 and on December 27, 2023, the court granted Natera’s preliminary injunction on the basis of a likelihood of infringement of a Natera patent. Under the preliminary injunction during the pendency of the case we may make, use, and sell the RaDaR® 1.0 assay solely for continued use of the RaDaR® assay: (i) for those patients already using it before the entry of this injunction, (ii) in support of research and development with other persons or entities on projects or studies that began before the entry of this injunction, or (iii) for use in or in support of clinical trials in process or already approved by an agency of the United States. On July 12, 2024, the Federal Circuit affirmed the preliminary injunction. On September 23, 2024, the federal district court issued a Stipulated Permanent Injunction with respect to version 1.0 of the RaDaR® assay, consented to by both the NeoGenomics and Natera and based on a partial settlement agreement entered into by NeoGenomics and Natera, on the same terms as the preliminary injunction. The litigation related to the RaDaR® 1.1 assay is in discovery and trial is expected for October 2025.
If our RaDaR® assay is ultimately found to infringe any of Natera's patents, we could be required to redesign our technology or obtain a license from Natera to continue developing, manufacturing, marketing, selling and commercializing the RaDaR® assay and related products. However, we may not be successful in the redesign of its technology or able to obtain any such license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving Natera and other third parties the right to use the same technologies licensed to us, and Natera could require us to make substantial licensing, royalty and other payments. We also could be forced, including by court order, to permanently cease developing, manufacturing, marketing and commercializing our products that are found to be infringing. In addition, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed Natera's asserted patents. Even if we were ultimately to prevail, litigation with Natera could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.

Table of Contents	NEOGENOMICS, INC.
We cannot reasonably estimate the final outcome, including any potential liability or any range of potential future charges associated with these litigations. However, any finding of infringement by us of Natera's asserted patents may have a material adverse effect on our business, as well as our financial condition and results of operations.
Our involvement with clinical trials and research services creates a risk of liability.
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

Table of Contents	NEOGENOMICS, INC.
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
Our operations are dependent in part upon our ability to protect our laboratory operations, including our information technology systems, against physical damage from natural or man-made disasters, such as explosions, fire, floods, earthquakes, power loss, telecommunications failures, break-ins, public health issues, epidemics or pandemics, terrorist attacks, and similar events beyond our control. Our headquarters in Fort Myers, Florida has been and may again be affected by severe weather. An increased frequency and/or severity of storms, hurricanes, or tornadoes as a result of climate change could impair our ability to operate by severely damaging our laboratory operations. We do not presently have an emergency back-up generator in place at our Tampa, Florida, Nashville, Tennessee, Atlanta, Georgia, or Phoenix, Arizona dry laboratory locations, which would otherwise mitigate to some extent the effects of a prolonged power outage. The occurrence of any of these events could result in interruptions, delays, or cessations in service to clients, which could have a material adverse effect on our business, results of operations, and financial condition. Although we maintain general liability insurance or natural disaster insurance policies, such policies and other applicable insurance policies that we maintain may not fully cover any resulting damages arising from natural disasters or similar events.
We depend on our information technology systems and those of our third-party service providers and maintain protected personal data, and a cyber-attack or other breach affecting these information technology systems or protected data could have a material adverse effect on our business, reputation and results of operations.
Our laboratory operations depend, in part, on the continued performance of our information technology systems as well as those of our third-party service providers. Our information technology systems are susceptible to a cyber-attack, malicious intrusion, breakdown, destruction, loss of confidential information or data (including credit card and other financial information), or other significant disruption. These systems have been and are expected to continue to be the target of malware and other cyber-attacks. The continued hybrid working environment following the COVID-19 pandemic has further increased the risk of cyber-attacks and other cybersecurity risks faced by us and our third-party service providers due to our reliance on the internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. In addition, third-party hacking attempts may cause our information technology systems and related products, protected data, or proprietary information to be compromised or stolen. A significant attack or other disruption could result in adverse consequences, including increased costs and expenses, manufacturing challenges or disruption, problems with product functionality, damage to client relations, lost revenue, and legal or regulatory penalties. Sustained system failures or interruption of our systems in one or more of our laboratory operations could disrupt our ability to process laboratory requisitions, perform testing, provide test results in a timely manner, and/or bill the appropriate party.
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
We also collect, manage and process sensitive data, including protected health information subject to HIPAA and genetic information, in connection with the operation of our business and our service offerings. Breaches resulting in the loss or unauthorized access to or use of such information, including that of our employees, could result in violations of HIPAA, the HITECH Act, GDPR, and other federal, state, and international laws regarding the privacy, confidentiality, and security of such information. A breach of this protected information could result in adverse consequences, including regulatory inquiries or litigation, increased costs and expenses, including costs related to insurance and remediation of any security vulnerabilities, reputational damage, lost revenue, and fines or penalties. In addition, we collect and store intellectual property and proprietary business information owned or controlled by us or other third parties for our clients and payers. Cyber-

Table of Contents	NEOGENOMICS, INC.
attacks, security breaches, computer viruses, malware and other incidents could cause misappropriation, loss or other unauthorized disclosure of such information. Increasingly complex methods have been used in cyber-attacks, including ransomware, phishing, structured query language injections, social engineering schemes, and distributed denial-of-service attacks. A cyber-attack can also be in the form of unauthorized access or a blocking of authorized access. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased.
While we invest in our systems and technology and in the protection of our products and data to reduce the risk of an attack or other significant disruption, there can be no assurance that these measures and efforts will prevent future attacks or other significant disruptions to any of the systems on which we rely. Similarly, there can be no assurance that third party information technology providers with whom we contract will not suffer a significant attack or disruption that impacts clients, such as supply chain attacks. Any significant breach, attack, disruption, or failure of our information technology systems could adversely affect our business, results of operations, and financial condition.
Performance issues, service interruptions, or price increases by our shipping carrier could adversely affect our business, results of operations, and financial condition, and harm our reputation and ability to provide our specialized clinical services on a timely basis.
Expedited, reliable shipping is essential to our operations. One of our marketing strategies principally highlights the reliability of our point-to-point transport of patient samples. We rely heavily on a single provider of transport services, FedEx Corporation (the “Carrier”), for reliable and secure point-to-point transport of patient samples to our laboratory and enhanced tracking of these patient samples. Should the Carrier encounter delivery performance issues such as loss, damage, or destruction of a sample, it may be difficult to replace our patient samples in a timely manner and such occurrences may damage our reputation and lead to decreased demand for our services and increased cost and expense to our business. In addition, any significant increase in shipping rates could adversely affect our operating margins and results of operations. Similarly, strikes, severe weather, natural disasters, or other service interruptions by delivery services we use would adversely affect our ability to receive and process patient samples on a timely basis and, accordingly, our ability to compete with other providers of similar services. If the Carrier or we were to terminate our relationship, we would be required to find another party to provide expedited, reliable point-to-point transport of our patient samples. There are only a few other providers of such nationwide transport services, and there can be no assurance that we will be able to enter into arrangements with another provider on acceptable terms, if at all. Finding a new provider of transport services would be time-consuming and costly and result in delays in our ability to provide our specialized clinical services. Even if we were to enter into an arrangement with such alternative provider, there can be no assurance that they will provide the same level of quality in transport services currently provided to us by the Carrier. If the new provider does not provide the required quality and reliable transport services, it could adversely affect our business, reputation, results of operations, and financial condition.
We use biological and hazardous materials that require considerable expertise and expense for handling, storage, or disposal and may result in claims against us.
We work with hazardous materials, including chemicals, biological agents and compounds, blood samples, and other human tissue that could be dangerous to human health and safety or the environment. Our operations also produce hazardous and biohazardous waste products. We have an Employee Health & Safety Department that closely monitors the use of hazardous materials in our laboratory. Federal, state, and local laws and regulations also govern the use, generation, manufacture, storage, handling, and disposal of these materials and wastes. Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair business efforts. If we do not comply with applicable regulations, we may be subject to fines and penalties. In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes to employees and third parties. In the event of contamination or injury, we could be held liable for any resulting damages or penalized with fines, and any liability could exceed our resources. Although we maintain general liability insurance or workers’ compensation insurance policies, such policies and other applicable insurance policies that we maintain may not fully cover any resulting damages and fines arising from biological or hazardous waste.
Risks Related to Our Common Stock and Indebtedness
The price of our common stock has, and may continue to, fluctuate significantly.
The price of our common stock has been, and is likely to continue to be, volatile and it could decline substantially within a short period of time. The price of our common stock could fluctuate significantly for many reasons including the following:
•change in our leadership or Board of Directors;

Table of Contents	NEOGENOMICS, INC.
•future announcements concerning us or our competitors;
•regulatory developments and enforcement actions bearing on advertising, marketing, or sales;
•reports and recommendations of analysts and whether or not we meet the milestones and metrics set forth in such reports;
•gaining or losing large clients or managed care plans;
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
We frequently develop diagnostic tests for clients that cannot currently be provided using test kits approved or cleared by the FDA. Currently, all Laboratory Developed Tests (“LDTs”) are conducted and offered in accordance with the requirements of CLIA and individual state licensing procedures, but the FDA has had a policy of enforcement discretion with regard to LDTs. As addressed in Part I, Item 1, “Business— Licensure, Accreditation, and Quality Standards— Laboratory Developed Tests” in this Annual Report on Form 10-K, on April 29, 2024, the FDA announced a final rule on the regulation of LDTs, which amends the FDA's regulations to make explicit that LDT's are devices under the Federal Food, Drug, and Cosmetic Act (“FD&C Act”).
On May 29, 2024, the American Clinical Laboratory Association (ACLA) filed a lawsuit against the FDA in the United States District Court for the Eastern District of Texas, challenging the FDA's final rule. A similar lawsuit was also filed by the Association for Molecular Pathology and that case has been consolidated with the ACLA action. Those cases remain pending. Unless those legal challenges are successful in delaying or preventing enforcement of the final rule, laboratories will be expected to comply with the Stage 1 requirements beginning on May 6, 2025.
The issuance of the final rule presents an increased risk of FDA enforcement actions for laboratory tests offered by companies without FDA clearance or approval that do not fall within the ongoing enforcement discretion policies. We cannot be certain as to which of our tests, if any, would require FDA approval or clearance under the current regulatory framework and, if required, that our tests could obtain such approval or clearance. In the event that the FDA begins to regulate our tests, it may require additional pre-market clinical testing prior to submitting a premarket approval, premarket notification, or other application to permit commercial sales. Such additional pre-market clinical testing could delay the commencement or completion of clinical testing, significantly increase our test development costs, delay commercialization of any future tests, and interrupt sales of our current tests. Additionally, the results of pre-clinical trials or previous clinical trials may not be predictive of future results, and clinical trials may not satisfy the requirements of the FDA or other non-U.S. regulatory authorities. Many of the factors that may cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to delay or denial of regulatory clearance or approval. The commencement of clinical trials may be

Table of Contents	NEOGENOMICS, INC.
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
Following the 2016 election cycle, there were substantial efforts to repeal all or portions of the ACA. In December 2017, Public Law No. 115-97, which made changes to the tax code and included, among other things, a repeal of the ACA’s penalties for the individual mandate, a provision that required individuals to buy health insurance or pay a fine, became law. On June 17, 2021, the U.S. Supreme Court dismissed a judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Further judicial challenges or legislative and regulatory changes under the ACA are possible.
The current and future policies and actions of the Trump administration may also significantly alter the current regulatory framework and the health care industry, including through any further challenges, extensions, changes or expansions of certain ACA provisions. These changes could have an adverse and material impact on our operations.
Changes in laws, regulations, contracting arrangements with payers, or payer policies, including steps taken by payers to control utilization and reimbursement of healthcare services, may adversely affect coverage or reimbursement for our specialized clinical services, which may decrease our revenues and adversely affect our results of operations and financial condition.
Governmental payers, as well as private insurers and private payers, have implemented and will continue to implement measures to control the cost, utilization, and delivery of healthcare services, including clinical laboratory and pathology services. Congress and federal agencies, such as CMS, have, from time to time, implemented changes to laws and regulations governing healthcare service providers, including specialized diagnostic service providers. These changes have adversely affected and may in the future adversely affect coverage for our services. We also believe that healthcare professionals may not use our services if third-party payers do not provide adequate coverage and reimbursement for them. These changes in federal, state, local, and third-party payer regulations or policies may decrease our revenues and adversely affect our results of operations and our financial condition. We will continue to be a non-contracted provider until such time as we enter into contracts with third-party payers with whom we are not currently contracted. Because a portion of our revenues is from third-party payers with whom we are not currently contracted, it is possible that we will be required to make positive or negative adjustments to accounting estimates with respect to contractual allowances in the future, which may adversely affect our results of operations, our credibility with financial analysts and investors, and our stock price.

Table of Contents	NEOGENOMICS, INC.
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
In addition, recent laws have made changes to Medicare reimbursement for our tests that are reimbursed under the CLFS, many of which have already gone into effect. The Protecting Access to Medicare Act of 2014 (“PAMA”) made significant changes to how Medicare pays for clinical diagnostic laboratory tests under the CLFS. As part of the changes made under PAMA, beginning in 2017, Medicare CLFS reimbursement rates were to be based on the volume-weighted median of the private payer payment rates for these tests. This led to reductions from prior rates, and without further legislative changes, will continue to result in reductions as the Medicare CLFS reimbursement rate converges towards the median private payer rate. Reductions were capped at 10.0 percent per annum from 2017 through 2020, and this cap was set to increase to 15.0 percent for 2020. Subsequent legislation, including most recently the Continuing Appropriations and Extensions Act, 2025 that was passed in 2024, delayed the implementation of the 15.0 percent rate reduction cap to 2026 and extended the 15.0 percent rate reduction cap through 2028. When rate reductions begin to take effect again in 2024, this will further reduce Medicare program payments for CLFS tests. It is possible that additional reductions could be enacted in the future.
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
In November 2017, CMS initiated a national coverage analysis for the use of NGS diagnostic tests for patients with advanced cancer. The proposed decision memorandum was released and open to a public comment period. On March 16, 2018, CMS issued a final decision memorandum for NGS as a diagnostic laboratory test and determined it to be reasonable and necessary, and covered nationally when performed in a CLIA-certified laboratory, ordered by a treating physician, and all of the following requirements are met: (a) the patient has either recurrent, relapsed, refractory, metastatic, or advanced stages III or IV cancer; (b) the patient has either not been previously tested using the same NGS test for the same primary diagnosis of cancer or has had repeat testing using the same NGS test only when a new primary cancer diagnosis is made by the treating physician; and (c) the patient has decided to seek further cancer treatment (e.g., therapeutic chemotherapy). CMS also determined that the diagnostic laboratory test using NGS must have: FDA approval or clearance as a companion in vitro diagnostic; an FDA approved or cleared indication for use in that patient’s cancer; and results provided to the treating physician for management of the patient using a report template to specify treatment options. On January 27, 2020 CMS

Table of Contents	NEOGENOMICS, INC.
issued a final decision memorandum expanding coverage of a FDA approved or cleared NGS test when performed in a CLIA-certified laboratory, ordered by a treating physician, and all of the following requirements are met (a) the patient has ovarian or breast cancer; (b) the patient has clinical indications for germline (inherited) testing ; (c) the patient has a risk factor for germline (inherited) breast or ovarian cancer; and (d) the patient has not been previously tested with the same germline test using NGS for the same germline genetic content. In addition, the CMS final decision memo provides that Medicare Administrative Contractors may determine coverage of NGS tests when performed in a CLIA-certified laboratory, ordered by a treating physician, and all of the following requirements are met: (a) the patient has any cancer diagnosis; (b) the patient has a clinical indication for germline (inherited) testing of hereditary cancers; (c) the patient has a risk fact for germline (inherited) cancer; and (d) the patient not been previously tested with the same germline test using NGS for the same germline genetic content. These CMS changes to reimbursement for NGS testing could directly affect our revenue for these test types.
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

Table of Contents	NEOGENOMICS, INC.
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
We may also be subject to laboratory regulations in foreign jurisdictions, including in the United Kingdom, and as we seek to expand our Advanced Diagnostics business into Europe, or as such jurisdictions adopt new licensure requirements, which may require review of our tests in order to offer them or may have other limitations such as restrictions on the transport of specimens necessary for us to perform our tests that may limit our ability to make our tests available outside of the U.S. Complying with licensure requirements in new jurisdictions may be expensive, time-consuming and subject us to significant and unanticipated delays.
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
We are subject to extensive, federal, state and local laws and regulations in the U.S., including the following laws related to fraud and abuse:
•the federal Anti-Kickback Statute (AKS), which prohibits knowingly and willfully offering, paying, soliciting, or receiving remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for, or recommending of an item or service that is reimbursable, in whole or in part, by a federal health care program;
•the Eliminating Kickbacks in Recovery Act of 2018 (EKRA), which is an all-payor anti-kickback prohibition on, among other things, knowingly and willfully paying or offering any remuneration directly or indirectly to induce a referral of an individual to a clinical laboratory;
•the federal physician self-referral prohibition (Stark Law or the Physician Self-Referral Law), which, absent an exception, prohibits a physician from making a Medicare referral for certain designated health services, including clinical laboratory services, if the physician or an immediate family member of the physician has an applicable financial relationship with the entity providing the designated health services;
•the federal False Claims Act (FCA), which, among other things, imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment to, or improperly retaining overpayments from, the federal government;
•the federal Civil Monetary Penalties Law, which prohibits, among other things, the offering or transfer of remuneration to a Medicare or Medicaid beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or Medicaid, unless an exception applies;
•the Health Insurance Portability and Accountability Act of 1996 (HIPAA) fraud and abuse provisions, which created federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private insurers, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any

Table of Contents	NEOGENOMICS, INC.
materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services; and
•other federal and state fraud and abuse laws, such as anti-kickback laws, prohibitions on self-referral and fee-splitting, and false claims acts, which may extend to services reimbursable by any third-party payor, including private insurers.
Of particular importance to our operations is ensuring compliance with federal and state laws prohibiting fraudulent billing and the retention of overpayments. In particular, if we fail to comply with federal and state documentation, coding, and billing rules, we could be subject to liability under the federal FCA, including civil penalties, loss of licenses, and exclusion from the Medicare and Medicaid programs.
If an entity is determined to have violated the federal FCA, it may be required to pay up to three times the actual damages sustained by the government, plus substantial civil penalties for each separate false claim. Further, FCA liability may lead to exclusion from participation in Medicare, Medicaid, and other federal healthcare programs. There are a number of potential bases for liability under the federal FCA. For example, liability arises when an entity knowingly submits, or causes another to submit, a claim for reimbursement to the federal government for a service which was not provided or which did not qualify for reimbursement. Submitting a claim with reckless disregard or deliberate ignorance of its truth or falsity could also result in liability under the FCA. Following enactment of the ACA, knowing retention of overpayments is also considered a false claim and could lead to liability under the FCA.
The FCA’s “whistleblower” or “qui tam” provisions are used with frequency to challenge the reimbursement practices of providers and suppliers. Those provisions allow a private individual to bring an action on behalf of the government alleging that the defendant has submitted false claims for payment to the government. The government must decide whether to intervene in the lawsuit and whether to prosecute the case. If it declines to do so, the individual may pursue the case alone, although the government must be kept apprised of the progress of the lawsuit. Whether or not the federal government intervenes in the case, it will receive the majority of any recovery. The successful qui tam relator who brought the case is entitled to a portion of the proceeds and his or her attorneys’ fees and costs. In addition, various states have enacted laws modeled after the federal FCA, which prohibit submitting false claims for payment to the state, or, in some states, to commercial payers. If we fail to comply with federal and state documentation, coding, and billing rules, we could be subject to liability under analogous state laws as well as criminal liability through a variety of federal and state criminal statutes.
The U.S. Department of Justice (“DOJ”), Office of Inspector General of the Department of Health and Human Services (“OIG”), and other government agencies have increased scrutiny of the healthcare industry in recent years and have investigated and commenced, civil and criminal litigation against healthcare companies related to financial arrangements with healthcare providers, regulatory compliance, product promotional practices, and documentation, coding and billing practices. Government investigations of clinical laboratories have been ongoing for a number of years and are expected to continue in the future. Governmental enforcement action or qui tam civil litigation against us may result in material costs and occupy significant management resources, even if we ultimately prevail. In addition, governmental enforcement action may result in substantial fines, penalties or administrative remedies, including exclusion from government reimbursement programs and entry into corporate integrity agreements with governmental agencies, which could entail significant obligations and costs.
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

Table of Contents	NEOGENOMICS, INC.
extremely broad proscriptions. Violation of these laws can result in criminal or civil penalties, exclusion from participation in the Medicare, Medicaid, and other federal healthcare programs, repayment of reimbursement received related to services tied to any impermissible referrals, or civil monetary penalties, which may be significant, as well as potential FCA liability. Government authorities may determine that our arrangements with physicians and other clients do not comply with the federal AKS, Stark Law, and similar state laws, and may impose civil monetary penalties or exclude us from participation in federal healthcare programs based on our arrangements with physicians and other clients. The Company voluntarily conducted an internal investigation, with the assistance of outside counsel, that focused on the compliance of certain consulting and service agreements with federal healthcare laws and regulations, including those relating to fraud, waste, and abuse. Based on this internal investigation, the Company voluntarily notified the OIG of the Company’s internal investigation in November 2021. The Company’s interactions with regulatory authorities and the Company’s related review of this matter are ongoing. As of December 31, 2024, the Company has accrued a reserve of $11.2 million in other long-term liabilities on the Consolidated Balance Sheets for potential damages and liabilities associated with the federal healthcare program revenue received by the Company in connection with the agreements at issue that were identified during the course of this internal investigation. This reserve reflects management’s best estimate of the minimum probable loss associated with this matter. As a result of the internal investigation and ongoing interactions with regulatory authorities, the Company may accrue additional reserves for any related potential damages and liabilities arising out of this matter. At this time, the Company is unable to predict the duration, scope, result, or related costs associated with any further investigation, including by the OIG, or any other governmental authority, or what penalties or remedial actions they may seek. Accordingly, at this time, the Company is unable to estimate a range of possible loss in excess of the amount reserved. Determinations that the Company’s operations or activities do not, or did not, comply with laws or regulations, however, may result in the imposition of civil or criminal fines, penalties, disgorgement, restitution, equitable relief, exclusion from participation in federal healthcare programs or other losses or conduct restrictions, which could be material to the Company’s financial results or business operations.
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
Tests which are reimbursed by Medicare and other government payers (for example, State Medicaid programs) accounted for approximately 13%, 13% and 13% of our revenues for the years ended December 31, 2024, 2023 and 2022, respectively. The Medicare program imposes extensive and detailed requirements on diagnostic service providers, including, but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit claims for reimbursement, and how we provide specialized diagnostic laboratory services. Further, we are prohibited from contracting with any individuals or entities who have been excluded from participation in Medicare or Medicaid and are listed on the OIG’s List of Excluded Individuals and Entities List (“LEIE”) or in the System for Award Management, which includes the previously independent Government Services Administration’s Excluded Parties List System (“GSA-EPLS”). Contracting with excluded individuals or entities, such as hiring an excluded person or contracting with an excluded vendor, can result in significant penalties.
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
We are subject to the federal Stark Law, as well as similar state statutes and regulations, which prohibit billing Medicare for certain designated healthcare services, which are referred to as DHS, rendered as a result of referrals by physicians to DHS entities with which the physicians (or their immediate family members) have a financial relationship unless an exception is met. A “financial relationship” includes both an ownership interest and/or a compensation arrangement with a physician, both direct and indirect, and DHS includes, but is not limited to, laboratory services. The Stark Law prohibits an entity that receives a prohibited DHS referral from seeking payment from Medicare for any DHS services performed as a result of such a referral, unless an arrangement is carefully structured to satisfy every requirement of a regulatory exception. The Stark Law

Table of Contents	NEOGENOMICS, INC.
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
In addition to the federal AKS, in October 2018, the U.S. Congress enacted EKRA as part of the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act. EKRA is an all-payer anti-kickback law that makes it a criminal offense to pay any remuneration to induce referrals to, or in exchange for, patients using the services of a recovery home, a substance use clinical treatment facility, or laboratory. As drafted, an EKRA prohibition on incentive compensation to sales employees, payments to group purchasing organizations (“GPOs”), or group

Table of Contents	NEOGENOMICS, INC.
practices is broader than the federal AKS. Significantly, EKRA permits the U.S. Department of Justice (the “DOJ”) to issue regulations clarifying EKRA’s exceptions or adding additional exceptions, but such regulations have not yet been issued. There is a risk that government enforcement authorities may take a contrary position with respect to the EKRA, given the lack of associated regulations to clarify or add exceptions. If we are found to be in violation of EKRA, we can be we could be subject to significant penalties, including fines, sanctions and exclusion from participation in government and private payer programs.
If our agreements or arrangements with certain of our licensed physicians and/or professional associations owned by physicians are deemed invalid under state corporate practice of medicine and similar laws or federal law, or are terminated as a result of changes in state law, it could have a material impact on our results of operations and financial condition.
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
Failure to comply with federal, state and international laws related to privacy and security could result in fines, penalties, and damage to the Company’s reputation with clients and could have a material adverse effect upon the Company’s business.
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
The HIPAA Rules establish comprehensive federal standards with respect to the uses and disclosures of PHI by certain entities including health plans and healthcare providers, and set standards to protect the confidentiality, integrity, and availability of electronic medical records. The regulations establish a complex regulatory framework governing the use and disclosure of PHI, including, for example, the following: (i) the circumstances under which uses and disclosures of PHI are permitted or required without a specific authorization by the patient; (ii) a patient’s right to access, amend, and receive an accounting of certain disclosures of PHI; (iii) the content of notices of privacy practices describing how PHI is used and disclosed and individuals’ rights with respect to their PHI; and (iv) implementation of administrative, technical, and physical safeguards to protect privacy and security of PHI. The federal privacy regulations restrict our ability to use or disclose certain individually identifiable patient health information, without patient authorization, for purposes other than payment, treatment, or healthcare operations, as defined by HIPAA, except for disclosures for various public policy purposes and other permitted purposes outlined in the HIPAA Rules. The HIPAA Rules do not supersede state laws that may be more stringent; therefore, we are required to comply with both federal privacy and security regulations and varying state privacy and security laws and regulations.
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

Table of Contents	NEOGENOMICS, INC.
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
Numerous other federal, state, and international laws govern the collection, use, and disclosure of personal information and may complicate our compliance efforts. Failure to comply with these laws can result in the imposition of significant fines and impact our ability to process certain personal data. For example, in the U.S., the CCPA affords California residents expanded privacy rights and protections and provides for civil penalties for violations and a private right of action related to certain data security breaches. These protections have been expanded by the CPRA, which became operational in most key respects on January 1, 2023. Similar laws continued to be proposed or passed at the U.S. federal and state level, including the Texas Data Privacy and Security Act, which took effect on July 1, 2024, the Oregon Consumer Privacy Act, which took effect on July 1, 2024, the Montana Consumer Data Privacy Act, which took effect on October 1, 2024, the Delaware Personal Data Privacy Act, which took effect on January 1, 2025, the Iowa Consumer Data Protection Act, which took effect on January 1, 2025, the Nebraska Data Privacy Act, which took effect on January 1, 2025, the New Hampshire Privacy Act, which took effect on January 1, 2025 and the New Jersey Data Privacy Act, which took effect on January 15, 2025. A number of other states have passed laws related to the privacy and security of consumer health information and personal data which will become effective within the next two years, including Tennessee, Minnesota, Maryland, Indiana, Kentucky and Rhode Island, and more states have proposed legislation under consideration. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including laws in all 50 states requiring security breach notification in some circumstances. These and other laws could increase regulatory compliance risk, create liability for us or increase our cost of doing business.
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

Table of Contents	NEOGENOMICS, INC.
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
We engaged in restructuring activities beginning in 2022 and these types of cost reduction and restructuring activities are ongoing and complex. If we do not successfully manage our current restructuring activities, or any other restructuring activities that we may take in the future, any expected efficiencies and benefits might be delayed or not realized, and our operations and business could be disrupted. Restructuring presents potential risks of events occurring that could adversely affect us, including: actual or perceived disruption of service to clients; the failure to preserve supplier relationships and distribution, sales and other important relationships and to resolve conflicts that may arise; diversion of management attention from ongoing business activities; and the failure to maintain employee morale and retain key employees. In addition, the costs associated with implementing restructuring activities might exceed expectations, which could result in additional future charges. Because of these and other factors, we cannot predict whether we will realize the purpose and anticipated benefits of these measures and, if we do not, our business and results of operations may be adversely affected.
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
•challenges optimizing the client information and technology of the two companies, including the goal of consolidating to one laboratory information system and one billing system;
•challenges effectuating any diversification strategy, including challenges achieving revenue growth from sales of each company’s products and services to the clients of the other company;
•difficulties offering products and services across our expanded portfolio;
•the need to revisit assumptions about reserves, revenues, capital expenditures, and operating costs, including expected synergies;

Table of Contents	NEOGENOMICS, INC.
•challenges faced by a potential diversion of the attention of our management as a result of the integration, which in turn could adversely affect our ability to maintain relationships with clients, employees and other constituencies or our ability to achieve the anticipated benefits of such transaction;
•the potential loss of key employees, clients, managed care contracts, or strategic partners, or the ability to attract or retain key management and other key personnel, which could have an adverse effect on our ability to integrate and operate the acquired business;
•complexities associated with managing the combined businesses, including difficulty addressing possible differences in corporate cultures and management philosophies and the challenge of integrating complex systems, technology, networks, and other assets of each of the companies in a seamless manner that minimizes any adverse impact on clients, suppliers, employees, and other constituencies;
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
We use reasonable efforts to assess and predict the expenses necessary to pursue our business strategies. However, implementing our business strategy may require more employees, capital equipment, supplies, or other expenditure items than management has predicted, particularly as we continue to assess any further needs resulting from the growth of our business. Similarly, the cost of compensating additional management, employees, and consultants or other operating costs may be more than we estimate, which could result in ongoing and sustained losses.
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

Table of Contents	NEOGENOMICS, INC.
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
We may be subject to claims that we or our employees have wrongfully used or disclosed alleged trade secrets.
Although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees or consultants have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of a former employer or other third parties. Litigation may be necessary to defend against these claims, and if we are unsuccessful, we could be required to pay substantial damages and could lose rights to important intellectual property. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity and information security risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. We regularly assess risks from cybersecurity threats; monitor our information systems for potential vulnerabilities; and test those systems pursuant to our cybersecurity policies, processes, and practices, which are integrated into our overall risk management program.
To ensure the continued effectiveness of our information security controls, we regularly engage both internal and external experts to evaluate our program. The results of these evaluations are reviewed by senior management and reported to the Board. In addition, we proactively collaborate with key vendors, industry peers, and relevant government and law enforcement entities to remain informed about new threats and best practices. This integrated approach enables us to continuously refine our cybersecurity posture, helping protect the confidentiality, integrity, and availability of our systems and data, as well as evaluate and mitigate the risk of threats from third parties.
To date, the Company is not aware of any cybersecurity threats, including any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. However, as discussed under the heading “We depend on information technology systems and maintain protected personal data, and a cyber-attack or other breach affecting these information technology systems or protected data could have a material adverse effect on our results of operations” in Part I, Item 1A, “Risk Factors,” the Company remains subject to evolving cybersecurity risks that could have adverse impacts.

Table of Contents	NEOGENOMICS, INC.
Cybersecurity Governance and Oversight
Consistent with our overall risk management governance structure, management is responsible for the day-to-day management of cybersecurity risk while our Board and its Audit Committee play an active, ongoing oversight role.
Our information security program is overseen by the Chief Information Security Officer (“CISO”), who is responsible for establishing and executing our enterprise-wide cybersecurity strategy, policies, standards, architecture, and associated processes. The CISO has over 20 years of experience in technology and information security, including extensive leadership experience in the biotechnology and laboratory sectors, and possesses the requisite education, skills, experience, and industry certifications expected of an individual assigned to these duties.
The CISO provides periodic updates on our cybersecurity risk profile to management's Technology Risk Management Committee and the Audit Committee of our board of directors. The CISO provides periodic updates to the Audit Committee, the full Board of Directors (the “Board”), our Chief Executive Officer, and other members of senior management, as appropriate. These updates typically address:
•Evolving cyber risks and threats;
•Progress on strategic initiatives to safeguard our information systems;
•Cyber incident response preparedness and capabilities;
•Findings from assessments of our information security program; and
•Insights into the emerging threat landscape.
ITEM 2. PROPERTIES
We operate a network of laboratories. Our leases expire at various dates through 2041. We believe that these locations are sufficient to meet our needs at existing volume levels and, if needed, additional space will be available at a reasonable cost.
We maintain laboratories at all of our facilities, as well as administrative offices at four of our locations. The following table summarizes our facilities by location and approximate square footage:

Location	Square Footage
Fort Myers, Florida	150,000
Aliso Viejo, California	112,700
Houston, Texas	32,800
Durham, North Carolina	32,100
Carlsbad, California	28,600
Cambridge, United Kingdom	12,500
Nashville, Tennessee	7,800
Tampa, Florida	5,600
Phoenix, Arizona	4,700
Atlanta, Georgia	3,800
Fresno, California	2,600
Chicago, Illinois	2,200
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
Holders of Common Stock
As of February 11, 2025, there were 615 stockholders of record of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.
Dividends
We have never declared or paid cash dividends on our common stock. We intend to retain all future earnings to finance operations and future growth and, therefore, we do not anticipate paying any cash dividends in the foreseeable future. Our financing arrangements contain certain restrictions on our ability to pay dividends on our common stock.
Recent Sales of Unregistered Securities
None for the year ended December 31, 2024 that have not been previously included in a Current Report on Form 8-K.
Issuer Purchases of Equity Securities
The following table sets forth information concerning our purchases of common stock for the periods indicated:

Period of Repurchase	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2024 - October 31, 2024	542	$14.71	—	—
November 1, 2024 - November 30, 2024	2,267	$13.60	—	—
December 1, 2024 - December 31, 2024	19,211	$17.70	—	—
Total	22,020		—	—
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
Comparison of Cumulative Five Year Total Return
We have presented below the cumulative total return to our stockholders of $100 during the period from December 31, 2019, through December 31, 2024, in comparison to the cumulative return on the S&P 500 Index, the Nasdaq Biotechnology Index (^NBI) and a customized peer group of five publicly traded companies during that same period. The peer group is made up of Exact Sciences Corporation, Laboratory Corporation of America Holdings, Myriad Genetics, Inc., Natera, Inc., and Quest Diagnostics, Inc. Several of our closest competitors are part of large pharmaceutical or other multi-national firms, or are privately held and, as such, we are unable to obtain financial information for them.
The results assume that $100 (with reinvestment of all dividends) was invested in our common stock, the index, and in the peer group and its relative performance tracked through December 31, 2024. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock. The performance graph set forth above shall not be deemed incorporated by reference into any filing by us under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act except to the extent that we specifically incorporate such information by reference therein.
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in this Annual Report on Form 10-K. The information contained below includes statements of management’s beliefs, expectations, goals and plans that, if not historical, are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. For a discussion on forward-looking statements, see the information set forth in the introductory note to this Annual Report under the caption “Forward Looking Statements,” which information is incorporated herein by reference. For discussion and analysis pertaining to 2023 overview and highlights as compared to 2022, please refer to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on February 20, 2024.
Our Company
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

Table of Contents	NEOGENOMICS, INC.
2024 Overview and Highlights
•We increased revenue by 11.6% compared to 2023;
•Net cash used in operations improved $9.0 million compared to 2023;
•We increased Adjusted EBITDA $36.1 million to positive $39.6 million compared to 2023; and
•We improved gross margin by 259 basis points while also improving turnaround time.
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
We are a leading provider of oncology-diagnostic services to biopharma companies. We will continue to work with these clients across the drug development continuum—from research and development through clinical trials testing—to commercialization of companion diagnostic tests. We expect to continue to grow our business through (i) expansion of our test offerings (including leading edge NGS tools such as WES, WGS, and others), and (ii) our unique capabilities for developing and commercializing companion diagnostic tests.
We are continuing to develop and broaden our oncology data solutions to leverage our strategic market position and oncology expertise to help our stakeholders solve real-world problems such as identifying patients for clinical trials or providing clinical decision support tools for physicians and providers. We are committed to connecting patients with life-altering therapies and trials. In carrying out these commitments, NeoGenomics aims to provide transparency and choice to patients regarding the handling and use of their data through our Notice of Privacy Practices, and has invested in leading technologies to help ensure the data we maintain is secured at all times.
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
We continue to develop our company-wide focus, which includes the following four critical success factors for 2025:
Profitably Grow Our Core Business
•Accelerate volume growth; both through the traditional clinical and NGS modalities;
•Accelerate growth with oncologists in the community; and
•Execute pharmaceutical client strategy and deliver profitable revenue growth.
Accelerate Innovation
•Deliver 3-year product roadmaps;
•Execute successful timely-planned product launch(es); and
•Drive productization and sales excellence for Data Solutions.
Drive Value Creation
•Improve operational efficiency and gross margin;
•Transform Neo’s digital ecosystem; and
•Achieve positive cash flow from operations.
Enhance Our People and Culture
•Enhance our Neo Culture; and
•Expand scientific, medical and product capabilities.

Table of Contents	NEOGENOMICS, INC.
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
We closely monitor changes in legislation and take specific actions to identify and estimate the impact of changes in legislation whenever possible as regulatory changes can affect reimbursement for clinical laboratory services. We do not anticipate significant changes to our revenue in 2025 resulting from known changes in legislation or rulemaking.
Reportable Segments
In 2024, we simplified our operational approach, bringing Clinical Services and Advanced Diagnostics under a single segment. This decision was driven by an analysis of our reporting structure, the information available to our Chief Operating Decision Maker (“CODM”), and the strategic decisions being made to manage the business. This decision aims to streamline our operations and enhance our service offerings to our diverse client base, which includes community-based pathology and oncology practices, hospital pathology labs, reference labs, academic centers, and pharmaceutical companies.
Revenue Streams
Our single operating segment now encompasses a comprehensive range of services previously categorized under Clinical Services and Advanced Diagnostics. The revenue streams include:
•Clinical cancer testing;
•Interpretation and consultative services;
•Molecular and NGS testing;
•Comprehensive technical and professional services offering;
•Clinical trials and research;
•Validation laboratory services; and
•Oncology data solutions.
Service Offerings
Our clinical cancer testing services are designed to complement the work of community-based pathologists and oncologists, allowing them to expand their testing capabilities without significant investment in new technology or personnel. We offer

Table of Contents	NEOGENOMICS, INC.
both technical component (“TC” or “tech-only”) and professional component (“PC”) services, enabling our clients to participate in the diagnostic process. These services are designed to be a natural extension of, and complementary to, the services that clients perform within their own practices.
We believe our relationship as a non-competitive partner to community-based pathology practices, hospital pathology labs, reference labs, and academic centers empowers them to expand their breadth of testing. We believe this enables them to provide a menu of services that could match or exceed the level of service found in any center of excellence around the world. Community-based pathology practices and hospital pathology labs may order certain testing services on a TC basis, allowing them to participate in the diagnostic process by performing the PC interpretation services without having to hire laboratory technologists or purchase sophisticated equipment needed for the TC tests.
We also support our pathology clients with interpretation and consultative services using our own specialized team of pathologists for difficult or complex cases, as well as provide overflow interpretation services when requested. For oncology, dermatology, and other clinician practices that prefer a direct relationship with a laboratory for cancer-related genetic testing services, we typically offer a comprehensive service where we perform both the TC and PC components of tests. Larger clinician practices internalizing pathology interpretation services can benefit from our tech-only service offering, allowing them to participate in this diagnostic process while we handle the more complex molecular testing services.
We are a leading provider of Heme oncology diagnostic testing, which includes molecular and NGS testing, and one of the key providers of solid tumor NGS testing solutions. These tests are interpreted by our team of molecular experts and are often ordered in conjunction with other testing modalities. NGS panels, one of our fastest-growing testing areas, enable clients to receive significant biomarker information from limited samples. These comprehensive panels can allow for faster treatment decisions for patients as compared to a series of single-gene molecular tests being ordered sequentially. Our broad molecular testing menu includes NeoTYPE and Neo Comprehensive panels which target genes relevant to a particular cancer type. Additionally, we have molecular-only and comprehensive NGS-targeted panels which combine DNA and RNA into a single workflow. This approach captures a full spectrum of genomic alterations, including mutations, fusions, copy number variations, and splicing mutations, as well as tumor mutation burden (TMB) and microsatellite instability (MSI) for solid tumors. These tests are complemented by IHC and FISH tests when necessary. This comprehensive molecular test menu allows our clients to obtain most of their molecular oncology testing needs satisfied by our laboratory. This is attractive to our clients as patient samples do not need to be split and then managed across several laboratories. The acquisition of Inivata in June 2021 enhanced our capabilities with oncology liquid biopsy technology including RaDaR® which is designed to detect residual disease and recurrence in plasma samples from patients with solid tumor malignancies. These molecular laboratory and NGS capabilities are expected to drive growth in the coming years.
Our specialized pharmaceutical development services support pharmaceutical firms (“sponsors”) in their drug development programs, from biomarker discovery to commercialization. This includes supporting clinical trials, research, and the development of companion diagnostics. Our team works closely with sponsors to design studies, perform required testing, and provide key analysis and insights. Each trial is supported with rapid turnaround time, dedicated project management, and quality assurance oversight. We also assist with FDA submissions for companion diagnostics and offer Day 1 readiness programs to speed drug commercialization.
These services provide comprehensive support in oncology programs, including biomarker discovery, study design, clinical trial testing, and companion diagnostic development. We aim to help clients discover the right content, refine biomarker strategies, and develop effective pathways for clinical trial testing. Our oncology data solutions, which involve the licensing of de-identified data to pharmaceutical and biotech customers in the form of either retrospective records or prospective deliveries of data, are designed to leverage our unique market position to solve real-world problems, such as identifying patients for clinical trials or providing clinical decision support tools for physicians and providers. This integration aligns with our broader service offerings to provide seamless, comprehensive support for both clinical and pharmaceutical clients.
Strategic Focus
By streamlining our segments, we aim to provide a seamless and integrated service offering to our clients. This approach allows us to leverage our expertise in oncology and molecular diagnostics to support both clinical and pharmaceutical clients more effectively. Our commitment to connecting patients with life-altering therapies and trials remains a core focus. We have invested in leading technologies to secure data and maintain transparency and choice for patients through our Notice of Privacy Practices.

Table of Contents	NEOGENOMICS, INC.
Financial Impact
In 2024, the combined segment accounted for 100% of our consolidated revenue, with Clinical Services previously contributing 84% and Advanced Diagnostics contributing 16% in 2023. For further financial information, please refer to Note 16. Segment Information, in our Consolidated Financial Statements included in this Annual Report.
This decision is expected to drive growth and operational efficiencies, positioning us as a leading provider of comprehensive oncology diagnostic services and supporting the development of new therapies in the pharmaceutical industry.
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
On October 1, 2024, we performed a qualitative assessment to determine whether it was more likely than not that the fair values of our reporting units were less than their carrying values. As a result of the qualitative assessment, we determined that it is not more likely than not that the fair value of our reporting units is less than their carrying amounts.
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
Revenue Recognition and Accounts Receivable
Our specialized clinical services are performed based on an online test order or a written test requisition form. The performance obligation is satisfied and revenues are recognized once the clinical services have been performed and the results have been delivered to the ordering physician. Additionally, we enter into contracts to provide pharmaceutical development services and oncology data solutions. Revenue is recorded on a unit-of-service basis based on the number of units completed towards the satisfaction of a performance obligation.

Table of Contents	NEOGENOMICS, INC.
Services are billed to various payers, including client direct billing, commercial insurance, Medicare and other government payers, and patients. Revenue is recorded for all payers based on the amount expected to be collected, which considers implicit price concessions. Accounts receivable related to clinical services are reported for all payers based on the amount expected to be collected, which also considers implicit price concessions. Implicit price concessions represent differences between amounts billed and the estimated consideration we expect to receive based on negotiated discounts, historical collection experience, assumptions in payer mix, and other anticipated adjustments, including anticipated payer denials. Collection of consideration we expect to receive typically occurs within 90 to 120 days of billing for commercial insurance, Medicare and other governmental and self-pay patients and within 60 to 90 days of billing for client payers.
The following table reflects our estimate of the breakdown of net revenue by type of payer for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Client direct billing	72%	72%	73%
Commercial insurance	15%	15%	14%
Medicare and other government	13%	13%	13%
Self-pay	—%	—%	—%
Total	100%	100%	100%

Results of Operations for the year ended December 31, 2024 as compared with the year ended December 31, 2023
Revenue
The Company has historically reported its activities in two reportable segments, (1) Clinical Services and (2) Advanced Diagnostics. In 2024, we simplified our operational approach, bringing Clinical Services and Advanced Diagnostics under a single segment. The consolidated revenue for the years ended December 31, 2024 and 2023, are as follows (dollars in thousands):

	2024	2023	% Change
Net revenue	$660,566	$591,643	11.6%
Revenue in 2024 increased $68.9 million, or 11.6%, as compared to 2023. Increases in revenue reflect an increase in test volume, a more favorable test mix, and an increase in average unit price due to strategic reimbursement initiatives partially offset by lower RaDaR® revenue.
Cost of Revenue and Gross Profit
Cost of revenue includes compensation and benefit costs for performing tests, maintenance and/or depreciation of laboratory equipment, rent for laboratory facilities, laboratory reagents, probes and supplies, delivery and courier costs relating to the transportation of specimens to be tested, amortization for acquired intangible assets, and stock-based compensation.
The consolidated cost of revenue and gross profit metrics for the years ended December 31, 2024 and 2023 are as follows (dollars in thousands):

	2024	2023	% Change
Cost of revenue:
Cost of revenue(1)	$370,466	$347,039	6.8%
Cost of revenue as a percentage of revenue	56.1%	58.7%

Gross Profit:
Gross profit	$290,100	$244,604	18.6%
Gross profit margin	43.9%	41.3%
_________________
(1) Cost of revenue for the twelve months ended December 31, 2024 includes $19.6 million of amortization of acquired intangible assets and $1.4 million of stock-based compensation. Cost of revenue for the twelve months ended December 31, 2023 includes $19.6 million of amortization of acquired intangible assets. There were no stock-based compensation amounts recorded for the year ended December 31, 2023.

Table of Contents	NEOGENOMICS, INC.
Consolidated cost of revenue increased $23.4 million for the year ended December 31, 2024 when compared to the same period in 2023 primarily due to $15.5 million in higher compensation and benefit costs, an increase in supplies expense of $6.9 million, and an increase in professional fees of $0.9 million, partially offset by a decrease in technology and equipment fees of $0.6 million.
Gross profit margin for 2024 was 43.9% compared to 41.3% in 2023. This 2.6% increase is primarily related to increases in revenue partially offset by higher compensation and benefits costs and supplies expense.
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
Consolidated general and administrative expenses for the years ended December 31, 2024 and 2023 are as follows (dollars in thousands):

	2024	2023	$ Change	% Change
General and administrative	$259,737	$243,101	$16,636	6.8%
General and administrative as a percentage of revenue	39.3%	41.1%
General and administrative expenses increased $16.6 million in 2024 compared to 2023. This increase was partially due to an increase in legal and other professional fees of $8.3 million, an increase in compensation and benefit costs of $7.2 million, and an increase in depreciation of $1.6 million. These increases in general and administrative expenses for the year ended December 31, 2024 were partially offset by a decrease in amortization of $1.7 million, and a decrease in credit card fees of $1.0 million.
Research and Development Expenses
Research and development expenses relate to costs of developing new proprietary and non-proprietary genetic tests, including compensation and benefit costs, maintenance of laboratory equipment, laboratory supplies (reagents), and outside consultants and experts assisting our research and development team, as well as stock-based compensation. Research and development expenses are presented net of research and development tax and expenditure credits from the UK government, which are recognized over the period necessary to match the reimbursement with the related costs when it is probable that the Company has complied with any conditions attached and will receive the reimbursement.
Consolidated research and development expense for the years ended December 31, 2024 and 2023 are as follows (dollars in thousands):

	2024	2023	$ Change	% Change
Research and development	$31,159	$27,309	$3,850	14.1%
Research and development as a percentage of revenue	4.7%	4.6%
Research and development expenses increased $3.9 million in 2024 compared to 2023. This increase is primarily due to increases in professional fees, a decrease in research and development tax credits from the UK government and an increase in compensation and benefits costs.
We anticipate research and development expenditures will increase in the future as we continue to invest in development activities for innovation projects and bringing new tests to market.
Sales and Marketing Expenses
Sales and marketing expenses are primarily attributable to employee-related costs including sales management, sales representatives, sales and marketing consultants, marketing and client service personnel, and stock-based compensation.
Consolidated sales and marketing expenses for the years ended December 31, 2024 and 2023, are as follows (dollars in thousands):

	2024	2023	$ Change	% Change
Sales and marketing	$84,652	$70,842	$13,810	19.5%
Sales and marketing as a percentage of revenue	12.8%	12.0%

Table of Contents	NEOGENOMICS, INC.
Sales and marketing expenses increased $13.8 million in 2024 compared to 2023. The increase primarily reflects increases in compensation and benefit costs due to increased headcount, an increase in sales commissions, and an increase in travel.
We expect higher commissions expense in the coming quarters as we expand our sales representative force and our sales representatives generate new business. We expect our sales and marketing expenses over the long term to align with changes in revenue and we continue to evaluate the effectiveness of our incentive compensation plans.
Restructuring charges
Consolidated restructuring charges for the years ended December 31, 2024 and 2023 are as follows (dollars in thousands):

	2024	2023	$ Change	% Change
Restructuring charges	$6,658	$11,088	$(4,430)	(40.0)%
Restructuring charges as a percentage of revenue	1.0%	2.0%
Restructuring charges relate to a restructuring program to improve execution and drive efficiency across the organization. Restructuring charges consist of severance and other employee costs, costs for optimizing the Company’s geographic presence, and consulting and other costs.
Restructuring charges decreased $4.4 million in 2024 compared to 2023. Restructuring charges in 2024 consist of $1.5 million in severance and other employee costs, $4.1 million in Facility Footprint Optimization costs, and $1.0 million of consulting and other costs.
Interest Income
Interest income for the years ended December 31, 2024 and 2023 is as follows (dollars in thousands):

	2024	2023	$ Change	% Change
Interest income	$(18,427)	$(16,902)	$(1,525)	9.0%
Interest income increased $1.5 million in 2024 compared to 2023. Interest income includes interest earned on funds held in our cash equivalent and marketable securities accounts. The increase in interest income in 2024 was due to the higher interest rate environment experienced when compared to the same period in 2023.
For further details regarding our investments in marketable securities, please refer to Note 3. Fair Value Measurements in the accompanying notes to the Consolidated Financial Statements.
Interest Expense
Interest expense for the years ended December 31, 2024 and 2023 is as follows (dollars in thousands):

	2024	2023	$ Change	% Change
Interest expense	$6,617	$6,907	$(290)	(4.2)%
Interest expense decreased $0.3 million in 2024 compared to 2023. Interest expense for the years ended December 31, 2024 and 2023 primarily reflects the effective interest rate on the 2028 Convertible Notes and the 2025 Convertible Notes which is 0.70% and 1.96%, respectively. Interest on the 2028 Convertible Notes and 2025 Convertible Notes began accruing upon issuance and is payable semi-annually.
For further details regarding the convertible notes please refer to Note 7. Debt in the accompanying notes to the Consolidated Financial Statements.

Table of Contents	NEOGENOMICS, INC.
Net Loss
The following table provides the net loss for the years ended December 31, 2024 and 2023, along with the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	2024	2023
Net loss	$(78,726)	$(87,968)

Basic weighted average shares outstanding	126,658	125,502
Diluted weighted average shares outstanding	126,658	125,502

Basic net loss per share	$(0.62)	$(0.70)
Diluted net loss per share	$(0.62)	$(0.70)
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
Definitions of Non-GAAP Measures
Non-GAAP Adjusted EBITDA
“Adjusted EBITDA” is defined by NeoGenomics as net (loss) income from continuing operations before: (i) interest income, (ii) interest expense, (iii) tax (benefit) or expense, (iv) depreciation and amortization expense, (v) stock-based compensation expense, and, if applicable in a reporting period, (vi) restructuring charges, (vii) intellectual property (“IP”) litigation costs, and (viii) other significant or non-operating (income) or expenses, net.
The following is a reconciliation of GAAP net loss to Non-GAAP EBITDA and Adjusted EBITDA for the years ended December 31, 2024 and 2023 (dollars in thousands):

	2024	2023
NET LOSS (GAAP)	$(78,726)	$(87,968)
Adjustments to net loss:
Interest income	(18,427)	(16,902)
Interest expense	6,617	6,907
Income tax benefit	(1,949)	(9,129)
Depreciation	39,101	37,450
Amortization of intangibles	33,446	35,133
EBITDA (non-GAAP)	(19,938)	(34,509)
Further Adjustments to EBITDA:
Non-cash stock-based compensation	33,413	24,633
Restructuring charges	6,658	11,088
IP litigation costs(1)	13,753	1,111
Other significant expenses (income), net(2)	5,722	1,163
ADJUSTED EBITDA (non-GAAP)	$39,608	$3,486

Table of Contents	NEOGENOMICS, INC.
_________________
(1) For the year ended December 31, 2024, IP litigation costs include legal fees and a settlement payment. For the year ended December 31, 2023, IP litigation costs include legal fees.
(2) For the year ended December 31, 2024, other significant (income) expenses, net, includes CEO transition costs, site closure costs, severance costs, and fees related to non-recurring legal matters. For the year ended December 31, 2023, other significant (income) expenses, net, fees related to a regulatory matter, CEO transition costs and other non-recurring items.
Liquidity and Capital Resources
To date, we have financed our operations primarily through cash generated from operations, public and private sales of debt and equity securities, and bank debt borrowings.
The following table presents a summary of our consolidated cash flows for operating, investing, and financing activities for the years ended December 31, 2024 and 2023, as well as the period ending cash and cash equivalents and working capital (in thousands):

	2024	2023
Net cash (used in) provided by:
Operating activities	$7,023	$(1,953)
Investing activities	12,855	76,707
Financing activities	4,646	4,554
Net change in cash and cash equivalents	24,524	79,308
Cash, cash equivalents and restricted cash, beginning of year	342,488	263,180
Cash and cash equivalents, end of year	$367,012	$342,488

Working Capital,(1) end of period	$294,778	$500,508
_________________
(1) Defined as current assets less current liabilities.
Cash Flows from Operating Activities
Cash provided by in operating activities during the year ended December 31, 2024, was $7.0 million compared to cash used of $2.0 million in the same period in 2023. This $9.0 million increase was primarily driven by our operating results (net loss adjusted for depreciation, amortization of intangibles, and other non-cash charges) which resulted in $16.1 million of lower cash used by operating activities year-over-year, as well as a $7.1 million decrease in cash used resulting from net changes in operating assets and liabilities. The increase in cash provided by operating activities for the year ended December 31, 2024 compared to the same period in 2023 was primarily driven by an improvement in gross profit of $45.5 million.
Cash Flows from Investing Activities
During the year ended December 31, 2024, cash provided by investing activities was $12.9 million, compared to $76.7 million for the same period in 2023. This change was due to a $6.8 million decrease in purchases of marketable securities and a $58.3 million decrease in the sales and maturities of marketable securities year-over-year. These decreases were partially offset by a $12.3 million increase in purchases of property and equipment year-over-year.
Cash Flows from Financing Activities
During the year ended December 31, 2024, cash provided by financing activities was $4.6 million compared to $4.6 million for the same period in 2023. The cash provided by financing activities during the year ended December 31, 2024 consisted of $4.6 million for the issuance of common stock net of issuance costs.
Liquidity Outlook
As of December 31, 2024, we had $367.0 million in cash and cash equivalents in addition to $19.8 million of marketable securities available to support current operational liquidity needs. We anticipate that the cash on hand, marketable securities, and cash collections are sufficient to fund our near-term capital and operating needs for at least the next 12 months. Operating needs include, but are not limited to, the planned costs to operate our business, including amounts required to fund working capital including the convertible senior notes due 2025, capital expenditures, continued research and development efforts, and potential strategic acquisitions and investments.

Table of Contents	NEOGENOMICS, INC.
Related Party Transactions
Please refer to Note 15. Related Party Transactions, to our Consolidated Financial Statements for a description of our related party transactions.
Capital Expenditures
We forecast capital expenditures in order to execute on our business plan and maintain growth; however, the actual amount and timing of such capital expenditures will ultimately be determined by the volume of business. We currently anticipate that our capital expenditures for the year ended December 31, 2025, will be in the range of $30 million to $35 million. During the year ended December 31, 2024, we purchased, with cash, approximately $41.1 million of capital equipment, software, and leasehold improvements. We have funded and plan to continue funding these capital expenditures with cash and financing.
Recently Adopted Accounting Guidance
Please refer to Note 2. Summary of Significant Accounting Policies, to our Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements and accounting pronouncements pending adoption.
Effects of Inflation
During the years ended December 31, 2024, 2023 and 2022, inflation did not have a material effect on our business. Widely reported inflation has occurred, however, and may be ongoing for the foreseeable future. Depending on the severity and persistence of these inflationary pressures, we could experience, in the future, a negative impact on our financial results. While we anticipate an increasingly uncertain macroeconomic environment in fiscal year 2025, we will continue to mitigate through targeted pricing and various sourcing strategies. We remain optimistic about our growth opportunities in our key markets in fiscal year 2025.
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
The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high-quality U.S. government and other highly credit rated debt securities. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities with short maturities. If a 1% change in interest rates were to have occurred on December 31, 2024, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we do not believe that we have a material financial market risk exposure and do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates. While we believe our marketable securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value.
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

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of NeoGenomics, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue Recognition—Refer to Notes 2 and 9 to the financial statements
Critical Audit Matter Description
As discussed in Note 9 to the financial statements, revenue for the Company’s specialized diagnostic services is recognized once the services have been performed and the results have been delivered to the ordering physician. Revenue is recorded for all payers based on the amount expected to be collected, which considers implicit price concessions.
Implicit price concessions represent differences between amounts billed and the estimated consideration the Company expects to receive based on negotiated discounts, historical collection experience and other anticipated adjustments, including anticipated payer denials.
We identified management’s estimation of implicit price concessions related to specialized diagnostic services revenue recorded that has not been received in cash as a critical audit matter due to management’s manual process used to determine the estimate, and the significant judgments required by management to estimate payer behavior. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s assumptions related to expected receipts that were applied in the estimate of implicit price concessions.

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
◦Testing management’s ability to estimate implicit price concessions accurately by comparing recorded net revenue to cash receipts received through January 2025.
◦Evaluating trends in revenue and accounts receivable compared to previous periods to identify any evidence that may contradict management’s assertion regarding implicit price concessions.
/s/ Deloitte & Touche LLP
San Diego, California
February 18, 2025
We have served as the Company’s auditor since 2019.

Table of Contents	NEOGENOMICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	As of December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$367,012	$342,488
Marketable securities, at fair value	19,832	72,715
Accounts receivable, net	150,540	131,227
Inventories	26,748	24,156
Prepaid assets	20,165	17,987
Other current assets	11,722	8,239
Total current assets	596,019	596,812
Property and equipment (net of accumulated depreciation of $189,990 and $158,211, respectively)	94,103	92,012
Operating lease right-of-use assets	79,583	91,769
Intangible assets, net	339,681	373,128
Goodwill	522,766	522,766
Other assets	5,886	4,742
Total non-current assets	1,042,019	1,084,417
Total assets	$1,638,038	$1,681,229
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$21,607	$20,334
Accrued compensation	62,443	53,161
Accrued expenses and other liabilities	12,624	15,069
Current portion of operating lease liabilities	3,381	5,610
Current portion of convertible senior notes, net	200,777	—
Contract liabilities	409	2,130
Total current liabilities	301,241	96,304
Long-term liabilities
Operating lease liabilities	60,841	67,871
Convertible senior notes, net	340,335	538,198
Deferred income tax liabilities, net	21,510	24,285
Other long-term liabilities	11,772	13,034
Total long-term liabilities	434,458	643,388
Total liabilities	735,699	739,692
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, $0.001 par value, (250,000,000 shares authorized; 128,145,333 and 127,369,142 shares issued and outstanding, respectively)	128	127
Additional paid-in capital	1,228,198	1,190,139
Accumulated other comprehensive loss	(206)	(1,674)
Accumulated deficit	(325,781)	(247,055)
Total stockholders’ equity	902,339	941,537
Total liabilities and stockholders’ equity	$1,638,038	$1,681,229

See the accompanying notes to the Consolidated Financial Statements.

Table of Contents	NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Years Ended December 31,
	2024	2023	2022
NET REVENUE	$660,566	$591,643	$509,728

COST OF REVENUE	370,466	347,039	321,832

GROSS PROFIT	290,100	244,604	187,896
Operating expenses:
General and administrative	259,737	243,101	243,356
Research and development	31,159	27,309	30,326
Sales and marketing	84,652	70,842	67,321
Restructuring charges	6,658	11,088	4,516
Total operating expenses	382,206	352,340	345,519
LOSS FROM OPERATIONS	(92,106)	(107,736)	(157,623)
Interest income	(18,427)	(16,902)	(6,075)
Interest expense	6,617	6,907	7,581
Other expense (income), net	379	(644)	213
Loss before taxes	(80,675)	(97,097)	(159,342)
Income tax benefit	(1,949)	(9,129)	(15,092)
NET LOSS	$(78,726)	$(87,968)	$(144,250)

NET LOSS PER SHARE
Basic	$(0.62)	$(0.70)	$(1.16)
Diluted	$(0.62)	$(0.70)	$(1.16)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	126,658	125,502	124,217
Diluted	126,658	125,502	124,217

See the accompanying notes to the Consolidated Financial Statements.

Table of Contents	NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years Ended December 31,
	2024	2023	2022
NET LOSS	$(78,726)	$(87,968)	$(144,250)

OTHER COMPREHENSIVE (LOSS) INCOME:
Net unrealized gain (loss) on marketable securities, net of tax	1,468	2,225	(3,261)
Total other comprehensive income (loss), net of tax	1,468	2,225	(3,261)
COMPREHENSIVE LOSS	$(77,258)	$(85,743)	$(147,511)

See the accompanying notes to the Consolidated Financial Statements.

Table of Contents	NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit
	Shares	Amount				Total
Balance, December 31, 2021	124,107,500	$124	$1,123,628	$(638)	$(14,837)	$1,108,277
Issuance of common stock for ESPP	415,450	—	3,787	—	—	3,787
Issuance of restricted stock, net of forfeitures	1,446,783	2	(1,579)	—	—	(1,577)
Issuance of common stock for stock options	944,259	1	10,377	—	—	10,378
Stock issuance fees and expenses	—	—	(3)	—	—	(3)
Stock-based compensation expense	—	—	24,672	—	—	24,672
Net unrealized loss on marketable securities, net of tax	—	—	—	(3,261)	—	(3,261)
Net loss	—	—	—	—	(144,250)	(144,250)
Balance, December 31, 2022	126,913,992	$127	$1,160,882	$(3,899)	$(159,087)	$998,023
Issuance of common stock for ESPP	326,697	—	3,660	—	—	3,660
Issuance of restricted stock, net of forfeitures	(150,695)	—	(2,020)	—	—	(2,020)
Issuance of common stock for stock options	279,148	—	3,011	—	—	3,011
Stock issuance fees and expenses	—	—	(27)	—	—	(27)
Stock-based compensation expense	—	—	24,633	—	—	24,633
Net unrealized gain on marketable securities, net of tax	—	—	—	2,225	—	2,225
Net loss	—	—	—	—	(87,968)	(87,968)
Balance, December 31, 2023	127,369,142	$127	$1,190,139	$(1,674)	$(247,055)	$941,537
Issuance of common stock for ESPP	312,444	—	3,871	—	—	3,871
Issuance of restricted stock, net of forfeitures	51,305	—	(2,842)	—	—	(2,842)
Issuance of common stock for stock options	412,442	1	3,630	—	—	3,631
Stock issuance fees and expenses	—	—	(13)	—	—	(13)
Stock-based compensation expense	—	—	33,413	—	—	33,413
Net unrealized gain on marketable securities, net of tax	—	—	—	1,468	—	1,468
Net loss	—	—	—	—	(78,726)	(78,726)
Balance, December 31, 2024	128,145,333	$128	$1,228,198	$(206)	$(325,781)	$902,339

See the accompanying notes to the Consolidated Financial Statements.

Table of Contents	NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(78,726)	$(87,968)	$(144,250)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	39,101	37,450	35,372
Amortization of intangibles	33,446	35,133	34,058
Stock-based compensation	33,413	24,633	24,672
Non-cash operating lease expense	8,926	9,235	9,775
Amortization of convertible debt discount	2,725	2,691	2,657
Amortization of debt issuance costs	189	185	182
(Gain) loss on disposal of assets, net	(49)	292	2,858
Gain on sale of assets held for sale	—	—	(2,048)
Impairment of assets	450	1,703	718
Other adjustments	178	186	1,714
Changes in assets and liabilities, net:
Accounts receivable, net	(19,313)	(11,516)	(7,581)
Inventories	(2,699)	(454)	(1,100)
Prepaid and other assets	(6,831)	(3,180)	(1,160)
Operating lease liabilities	(5,999)	(7,623)	(8,557)
Deferred income tax liabilities, net	(3,070)	(11,193)	(16,098)
Accrued compensation	9,283	13,020	1,837
Accounts payable, accrued and other liabilities	(4,001)	(4,547)	958
Net cash provided by (used in) operating activities	$7,023	$(1,953)	$(65,993)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	—	(6,756)	(97,605)
Proceeds from maturities of marketable securities	53,916	112,215	116,915
Purchases of property and equipment	(41,061)	(28,752)	(30,891)
Proceeds from assets held for sale	—	—	12,098
Net cash provided by investing activities	$12,855	$76,707	$517
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of equipment financing obligations	—	(70)	(758)
Issuance of common stock, net	4,646	4,624	12,587
Net cash provided by financing activities	$4,646	$4,554	$11,829
Net change in cash and cash equivalents	$24,524	$79,308	$(53,647)
Cash, cash equivalents and restricted cash, beginning of year	$342,488	$263,180	$316,827
Cash, cash equivalents and restricted cash, end of year	$367,012	$342,488	$263,180

Supplemental disclosure of cash flow information:
Interest paid	$3,829	$3,380	$3,404
Income taxes paid, net	$207	$175	$180
Supplemental disclosure of non-cash investing and financing information:
Purchases of property and equipment included in accounts payable	$1,012	$610	$1,688
See the accompanying notes to the Consolidated Financial Statements.

Table of Contents	NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Business
Nature of the Business
NeoGenomics, Inc., a Nevada corporation (the “Company” or “NeoGenomics”), and its subsidiaries provide a wide range of oncology diagnostic testing and consultative services which includes technical laboratory services and professional interpretation of laboratory test results by licensed physicians who specialize in pathology and oncology. The Company operates a network of cancer-focused testing laboratories in the United States and the United Kingdom.
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
Segment Reporting
The Company has historically reported its activities in two reportable segments, (1) Clinical Services and (2) Advanced Diagnostics. In the fourth quarter of 2024, the Company simplified its operational approach, bringing its two primary segments under a single segment. Please refer to Note 16. Segment Information, for further information about the segment.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of ninety days or less to be cash equivalents. The Company maintains its cash and cash equivalents with financial institutions that the Company believes to be of high credit standing. The Company believes that, as of December 31, 2024, its concentration of credit risk related to cash and cash equivalents was not significant.

Table of Contents	NEOGENOMICS, INC.
Marketable Securities
The Company classifies all marketable securities as available-for-sale, including those with maturity dates beyond 12 months, and therefore these securities are classified within current assets on the Consolidated Balance Sheets as they are available to support current operational liquidity needs.
Marketable securities are carried at fair value, with the unrealized holding gains and losses, net of income taxes, reflected in accumulated other comprehensive income until realized. The Company evaluates its marketable securities for other-than-temporary impairment on a quarterly basis. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary, such as the length and extent of the fair value decline, the financial condition and near-term prospects of the issuer, and whether there is the intent to sell or will more likely than not be required to sell before the securities’ anticipated recovery. There were no other-than-temporary impairments for the years ended December 31, 2024, 2023 and 2022. Regardless of the intent to sell a security, the Company performs additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are recorded when the Company does not expect to receive cash flows sufficient to recover the amortized cost basis of a security.
For the purposes of computing realized and unrealized gains and losses, cost and fair value are determined on a specific identification basis.
Accounts Receivable, net
Accounts receivable related to clinical services are reported based on the amount expected to be collected, which considers implicit price concessions. Implicit price concessions represent differences between amounts billed and the estimated consideration the Company expects to receive based on negotiated discounts, historical collection experience, and other anticipated adjustments, including anticipated payer denials.
For pharmaceutical development services and oncology data solutions, the Company negotiates billing schedules and payment terms on a contract-by-contract basis which can include payments based on certain milestones being achieved.
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
Other Current Assets
As of December 31, 2024 and 2023, other current assets consisted primarily of deposits, receivables related to research and development (“R&D”) tax credits related to operations in the United Kingdom, interest receivable, contract assets and other non-trade receivables.
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

Table of Contents	NEOGENOMICS, INC.
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
Intangible Assets, net
Intangible assets with determinable useful lives are recorded initially at acquired fair value or cost, less accumulated amortization. Each intangible asset with a determinable useful life is amortized over its estimated useful life using the straight-line method. The Company periodically reviews the estimated pattern in which the economic benefits will be consumed and adjusts the amortization period and pattern to match the estimate. Intangible assets with indefinite useful lives are recorded initially at fair value or cost and are tested annually for impairment or more frequently if management believes indicators of impairment exist. For the years ended December 31, 2024, 2023 and 2022, no impairment losses related to intangible assets with indefinite useful lives were recorded.
At December 31, 2024 and 2023 the Company’s intangible assets were comprised of client relationships, trade names and trademarks, marketing assets, and developed technology.
Recoverability and Impairment of Long-Lived Assets
The Company reviews the recoverability of its long-lived assets (including definite-lived intangible assets) if events or changes in circumstances indicate the assets may be impaired. Evaluation of possible impairment is based on the Company’s ability to recover the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted pretax cash flows are less than the carrying amount of such asset, an impairment loss is recognized for the difference between the estimated fair value to the carrying amount of the asset. For the years ended December 31, 2024, 2023, and 2022, the Company recognized $0.1 million, $3.4 million, and $0.7 million, respectively, of impairment charges to facility-related assets within restructuring charges on the Consolidated Statements of Operations. For further details on the Company’s restructuring activities, please refer to Note 10. Restructuring.
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

Table of Contents	NEOGENOMICS, INC.
of a reporting unit is less than its carrying amount, management performs a quantitative goodwill impairment test. The quantitative analysis is performed by comparing the fair value of the reporting unit to its carrying value. If the carrying value is greater than the estimate of fair value, an impairment loss will be recognized for the amount in which the carrying amount exceeds the reporting unit’s fair value. The Company estimates the fair values of its reporting units using a combination of the income, or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. The Company has determined that it has two reporting units, Clinical Services and Advanced Diagnostics. For the years ended December 31, 2024, 2023 and 2022, the Company’s evaluation of goodwill resulted in no impairment losses.
Contingencies
The Company accrues contingent losses when estimated impacts of various conditions, situations or circumstances involve uncertain outcomes. Contingent losses are recorded based on management judgment along with internal and external advice from legal counsel and/or technical consultants. Estimated losses from contingencies are recorded when both of the following conditions are met: (i) information available before the financial statements are issued (or available to be issued) indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and (ii) the amount of loss can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, that amount shall be accrued. When no amount within the range is a better estimate than any other amount, however, the minimum amount in the range shall be accrued. Please refer to Note 14. Commitments and Contingencies, for further discussion.
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
Stock-based Compensation
The Company measures compensation expense for stock-based awards to employees, non-employee contracted physicians, and directors based upon the awards’ initial grant-date fair values. Stock-based compensation expense for stock options, restricted stock awards, restricted stock units and performance awards is recorded over the requisite service period in cost of revenue, general and administrative expenses, research and development expenses, and sales and marketing expenses on the Consolidated Statements of Operations. For awards with only a service condition, the Company expenses stock-based compensation using the straight-line method over the requisite service period for the entire award. For awards with a market condition, the Company expenses the grant date fair value at the target over the vesting period regardless of the value that the award recipients ultimately receive. The fair values of stock option grants are estimated as of the date of grant by applying the Black-Scholes option valuation model. The fair value of restricted stock with a market condition is estimated at the date of grant using the Monte Carlo simulation model. The Black-Scholes and Monte Carlo models incorporate assumptions as to stock price volatility, the expected life of options or restricted stock, a risk-free interest rate and dividend yield. The fair value of restricted stock without a market condition is estimated using the current market price of the Company’s common stock on the date of grant.
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

Table of Contents	NEOGENOMICS, INC.
Expected Stock Price Volatility: The Company uses its own historical weekly volatility because that is more reflective of market conditions.
Dividend Yield: Because the Company has never paid a dividend and does not expect to begin doing so in the foreseeable future, the Company assumed no dividend yield in valuing the stock-based awards.
The fair value of the performance stock units (“PSUs”) subject to a market condition granted during the year ended December 31, 2024 was estimated as of the grant date using a Monte Carlo simulation, which requires management to make assumptions regarding risk-free interest rates and volatility of the Company’s stock price. The Monte Carlo simulation incorporates the same assumptions as Black-Scholes as to stock price volatility, the risk-free interest rate and dividend yield. The Company utilized the expected life of the PSUs for the expected term of the award, as the vesting term and contractual term of the awards are identical.
Revenue Recognition
The Company’s specialized clinical services are performed based on a written test requisition form or electronic equivalent. The performance obligation is satisfied and revenues are recognized at the point in time the clinical services have been performed and the results have been delivered to the ordering physician. These clinical services are billed to various payers, including client direct billing, commercial insurance, Medicare and other government payers, and patients. Revenue is recorded for all payers based on the amount expected to be collected, which considers implicit price concessions. Implicit price concessions represent differences between amounts billed and the estimated consideration the Company expects to receive based on negotiated discounts, historical collection experience, and other anticipated adjustments, including anticipated payer denials.
For the Company's pharmaceutical development services, the Company generally enters into contracts with pharmaceutical and biotech clients as well as other CROs to provide research and clinical trial services. Such services also include validation studies and assay development. The Company records revenue on a unit-of-service basis based on the number of units completed towards the satisfaction of a performance obligation. In addition, certain contracts include upfront fees and the revenue for those contracts is recognized over time as services are performed.
Additional offerings within the Company's portfolio includes oncology data solutions, which involves the licensing of de-identified data to pharmaceutical and biotech clients in the form of either retrospective records or prospective deliveries of data. Revenue is recognized at a point in time upon delivery of retrospective data or over time for prospective data feeds. The Company negotiates billing schedules and payment terms on a contract-by-contract basis. Contract terms generally provide for payments based on a unit-of-service arrangement and are primarily short-term.
Amounts collected in advance of services being provided are deferred as contract liabilities on the Consolidated Balance Sheets. The associated revenue is recognized and the contract liability is reduced as the contracted services are subsequently performed. Contract assets are established for revenue recognized but not yet billed. These contract assets are reduced once the client is invoiced and a corresponding receivable is recorded. Additionally, the Company incurs sales commissions in the process of obtaining contracts with clients. Sales commissions that are payable upon contract award are recognized as assets and amortized over the expected contract term. The amortization of commission expense is based on the weighted average contract duration for all commissionable awards in the respective business in which the commission expense is paid, which approximates the period over which goods and services are transferred to the client. For short-term contracts, the Company applies the practical expedient which allows costs to obtain a contract to be expensed when incurred, if the amortization period of the assets that would otherwise have been recognized is one year or less. Contract assets and capitalized commissions are included in other current assets and other assets on the Consolidated Balance Sheets.
Most contracts are terminable by the clients, either immediately or according to advance notice terms specified within the contracts. All contracts require payment of fees to the Company for services rendered through the date of termination and may require payment for subsequent services necessary to conclude the study or close out the contract.
Cost of Revenue
Cost of revenue includes compensation and benefit costs for performing tests, project management, depreciation of laboratory equipment and laboratory leasehold improvements, rent for laboratory facilities, laboratory reagents, probes and supplies, delivery and courier costs relating to the transportation of specimens to be tested, amortization for acquired intangible assets, and stock-based compensation. The expenses related to shipping specimens to the facilities for testing, includes costs incurred for contract couriers, commercial airline flights, and courier charges. The Company also incurs expenses returning samples and slides to its clients. For the years ended December 31, 2024, 2023 and 2022, the Company recorded shipping expenses of

Table of Contents	NEOGENOMICS, INC.
approximately $17.6 million, $18.4 million, and $19.6 million, respectively as cost of revenue in the Consolidated Statements of Operations.
General and Administrative Expenses
General and administrative expenses consist of compensation and benefit costs for the Company’s billing, finance, human resources, information technology, other administrative personnel, and stock-based compensation. The Company also includes professional services, facilities expense, IT infrastructure costs, depreciation, amortization, and other administrative-related costs in general and administrative expenses in the Consolidated Statements of Operations.
Research and Development Expenses
R&D costs are expensed as incurred. R&D expenses consist of compensation and benefit costs, laboratory supplies, depreciation of laboratory equipment, costs for samples to complete validation studies, and stock-based compensation. These expenses are primarily incurred to develop new genetic tests. R&D expenses are presented net of R&D tax and expenditure credits from the UK government, which are recognized over the period necessary to match the reimbursement with the related costs when it is probable that the Company has complied with any conditions attached and will receive the reimbursement.
Sales and Marketing Expenses
Sales and marketing expenses are primarily attributable to employee-related costs including sales management, sales representatives, sales and marketing consultants, marketing and client service personnel, and stock-based compensation. Advertising costs are expensed at the time they are incurred and are deemed immaterial for the years ended December 31, 2024, 2023 and 2022.
Restructuring charges
Restructuring charges relate to a restructuring program to improve execution and drive efficiency across the organization. Restructuring charges consist of severance and other employee costs, costs for optimizing the Company’s geographic presence, and consulting and other costs. For further details on the Company’s restructuring activities, please refer to Note 10. Restructuring.
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

Table of Contents	NEOGENOMICS, INC.
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
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update requires entities to disclose significant segment expenses by reportable segment if they are regularly provided to the Chief Operating Decision Maker (CODM) and included in each reported measure of segment profit or loss and requires disclosure of other segment items by reportable segment and a description of its composition. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023. ASU 2023-07 should be applied retrospectively to all prior periods presented in the financial statements. The Company has adopted this standard for fiscal year 2024. For the impact of this standard on its annual disclosures, please refer to the Segment Reporting section above and Note 16. Segment Information.
Accounting Pronouncements Pending Adoption
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update requires entities to consistently categorize and provide greater disaggregation of information in the rate reconciliation and to further disaggregate income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-09 may be applied retrospectively or prospectively. The Company intends to adopt ASU 2023-09 in the first quarter of 2025 and will apply the standard retrospectively.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures. This update requires entities to disaggregate operating expenses into specific categories, such as purchases of inventory, compensation, depreciation, and amortization, to provide enhanced transparency into the nature and function of expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. ASU 2024-03 may be applied retrospectively or prospectively. The Company is currently evaluating the impact of this standard on its financial statement presentation and disclosures.
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

Table of Contents	NEOGENOMICS, INC.
independent third-party pricing entities, except for U.S. Treasury securities which are valued based on quoted market prices in active markets.
The following tables set forth the amortized cost, gross unrealized gains, gross unrealized losses and fair values of the Company’s marketable securities accounted for as available-for-sale securities as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial Assets:
Short-term marketable securities:
Municipal bonds	$9,587	$—	$(151)	$9,436
Corporate bonds	10,523	—	(127)	10,396
Total	$20,110	$—	$(278)	$19,832

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial Assets:
Short-term marketable securities:
U.S. Treasury securities	$15,437	$—	$(64)	$15,373
Yankee bonds	2,601	—	(13)	2,588
Agency bonds	6,056	—	(56)	6,000
Municipal bonds	12,694	—	(597)	12,097
Asset-backed securities	4,971	—	(37)	4,934
Corporate bonds	32,442	—	(719)	31,723
Total	$74,201	$—	$(1,486)	$72,715
The Company had $1.3 million and $1.7 million of accrued interest receivable at December 31, 2024 and 2023, respectively, included in other assets on its Consolidated Balance Sheets related to its marketable securities. Realized gains or losses were immaterial for the years ended December 31, 2024, 2023 and 2022.
The following tables set forth the fair value of available-for-sale marketable securities by contractual maturity at December 31, 2024 and 2023 (in thousands):

	December 31, 2024
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Marketable Securities:
Municipal bonds	$9,436	$—	$—	$9,436
Corporate bonds	10,396	—	—	10,396
Total	$19,832	$—	$—	$19,832

Table of Contents	NEOGENOMICS, INC.

	December 31, 2023
	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Marketable Securities:
U.S. Treasury securities	$15,373	$—	$—	$15,373
Yankee bonds	2,588	—	—	2,588
Agency bonds	6,000	—	—	6,000
Municipal bonds	3,528	8,569	—	12,097
Asset-backed securities	4,934	—	—	4,934
Corporate bonds	23,062	8,661	—	31,723
Total	$55,485	$17,230	$—	$72,715
The following tables set forth the Company’s cash equivalents and marketable securities accounted for as available-for-sale securities that were measured at fair value on a recurring basis based on the fair value hierarchy as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$364,815	$—	$—	$364,815
Marketable securities:
Municipal bonds	9,436	—	—	9,436
Corporate bonds	—	10,396	—	10,396
Total	$374,251	$10,396	$—	$384,647

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$334,762	$—	$—	$334,762
Marketable securities:
U.S. Treasury securities	15,373	—	—	15,373
Yankee bonds	2,588	—	—	2,588
Agency bonds	6,000	—	—	6,000
Municipal bonds	12,097	—	—	12,097
Asset-backed securities	—	4,934	—	4,934
Corporate bonds	—	31,723	—	31,723
Total	$370,820	$36,657	$—	$407,477
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 for the years ended December 31, 2024 and 2023.
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
The carrying value of cash, certain cash equivalents, accounts receivable, net, other current assets, accounts payable, accrued expenses and other liabilities, and contract liabilities are considered reasonable estimates of their respective fair values at December 31, 2024 and 2023 due to their short-term nature.

Table of Contents	NEOGENOMICS, INC.
The Company also measures certain non-financial assets at fair value on a nonrecurring basis, primarily intangible assets, goodwill, long-lived assets in connection with periodic evaluations for potential impairment. The Company estimates the fair value of these assets using primarily unobservable inputs and as such, these are considered Level 3 fair value measurements.
Note 4. Property and Equipment, Net
Property and equipment consisted of the following at December 31, 2024 and 2023 (in thousands):

	2024	2023	Estimated Useful Lives in Years
Equipment	$101,336	$98,561	1 - 8
Leasehold improvements	57,571	49,227	1-17
Furniture and fixtures	11,159	11,214	1-8
Computer hardware	34,937	32,259	1-8
Computer software	70,579	55,350	2-7
Construction in progress	8,511	3,612	—
Subtotal	284,093	250,223
Less: accumulated depreciation	(189,990)	(158,211)
Property and equipment, net	$94,103	$92,012
Depreciation expense for the years ended December 31, 2024, 2023 and 2022, was as follows (in thousands):

	2024	2023	2022
Cost of revenue	$17,087	$16,839	$15,406
General and administrative	20,061	18,489	18,125
Research and development	1,926	2,122	1,841
Sales and marketing	27	—	—
Total depreciation	$39,101	$37,450	$35,372
Note 5. Leases
As of December 31, 2024, the maturities of the operating lease liabilities and a reconciliation to the present value of lease liabilities were as follows (in thousands):

Remaining Lease Payments
2025	$3,522
2026	7,405
2027	8,007
2028	7,799
2029	7,946
Thereafter	47,877
Total remaining lease payments	82,556
Less: imputed interest	(18,334)
Total operating lease liabilities	64,222
Less: current portion	(3,381)
Long-term operating lease liabilities	$60,841
Weighted-average remaining lease term (in years)	11.59
Weighted-average discount rate	4.1%

Table of Contents	NEOGENOMICS, INC.
The following summarizes additional supplemental data related to the operating leases for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023
Operating lease costs	$11,731	$12,025
Right-of-use assets obtained in exchange for operating lease liabilities	$617	$7,520
Cash paid for operating leases	$9,002	$10,403

Note 6. Goodwill and Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill as of December 31, 2024 and 2023 (in thousands):

	2024	2023
Goodwill	$522,766	$522,766
Intangible assets consisted of the following as of December 31, 2024 and 2023 (in thousands):

		2024
	Amortization Period (years)	Cost	Accumulated Amortization	Net
Client Relationships	7-15	$143,101	$75,423	$67,678
Developed Technology	10-15	310,226	75,758	234,468
Marketing Assets	4	549	514	35
Trademarks	15	31,473	7,420	24,053
Trade Name	2.5	2,584	2,584	—
Trademark - Indefinite lived	—	13,447	—	13,447
Total		$501,380	$161,699	$339,681

		2023
	Amortization Period (years)	Cost	Accumulated Amortization	Net
Client Relationships	7-15	$143,101	$65,534	$77,567
Developed Technology	10-15	310,226	54,438	255,788
Marketing Assets	4	549	376	173
Trademarks	15	31,473	5,321	26,152
Trade Name	2.5	2,584	2,583	1
Trademark - Indefinite lived	—	13,447	—	13,447
Total		$501,380	$128,252	$373,128
For the years ended December 31, 2024, 2023 and 2022, amortization on the Consolidated Statements of Operations was recorded as follows (in thousands):

	2024	2023	2022
Amortization recorded in:
Cost of revenue	$19,638	$19,638	$19,412
General and administrative	13,808	15,495	14,646
Total amortization	$33,446	$35,133	$34,058
As of December 31, 2024, the estimated amortization expense related to amortizable intangible assets for each of the five following years and thereafter is as follows (in thousands):

Table of Contents	NEOGENOMICS, INC.

2025	$33,343
2026	33,308
2027	32,758
2028	32,758
2029	32,758
Thereafter	161,309
Total	$326,234
Note 7. Debt
The following table summarizes long-term debt, net, at December 31, 2024 and 2023 (in thousands):

	2024	2023
0.25% Convertible Senior Notes due 2028
Principal	$345,000	$345,000
Unamortized debt discount	(4,559)	(6,038)
Unamortized debt issuance costs	(106)	(140)
Total 0.25% Convertible Senior Notes due 2028	$340,335	$338,822

1.25% Convertible Senior Notes due 2025
Principal	$201,250	$201,250
Unamortized debt discount	(421)	(1,668)
Unamortized debt issuance costs	(52)	(206)
Total 1.25% Convertible Senior Notes due 2025, net	$200,777	$199,376

Total debt	$541,112	$538,198
Less: Current portion of convertible senior notes, net	(200,777)	—
Total long-term debt, net	$340,335	$538,198
At December 31, 2024, the estimated fair value (Level 2) of the 0.25% Convertible Senior Notes due 2028 and the 1.25% Convertible Senior Notes due 2025 was $284.8 million and $197.7 million, respectively. At December 31, 2023, the estimated fair value (Level 2) of the 0.25% Convertible Senior Notes due 2028 and the 1.25% Convertible Senior Notes due 2025 was $262.4 million and $197.3 million, respectively.
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

Table of Contents	NEOGENOMICS, INC.
September 15, 2027 until the close of business on the second business day immediately preceding the maturity date, noteholders may convert their 2028 Convertible Notes at any time, regardless of the foregoing circumstances.
The last reported sales price of the Company’s common stock was not greater than or equal to 130.0% of the conversion price of the 2028 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended September 30, 2024. Based on the terms of the 2028 Convertible Notes, the holders could not have converted all or a portion of their 2028 Convertible Notes in the fourth quarter of 2024. The last reported sales price of the Company’s common stock was not greater than or equal to 130.0% of the conversion price of the 2028 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended December 31, 2024. Based on the terms of the 2028 Convertible Notes, the holders cannot convert all or a portion of their 2028 Convertible Notes in the first quarter of 2025. When a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. As the Company is not required to settle the 2028 Convertible Notes in cash, the 2028 Convertible Notes are classified as long-term debt as of December 31, 2024. As of December 31, 2024, the Company had not received any conversion notices.
Upon conversion, the Company will pay or deliver, as applicable, cash, shares of common stock or a combination of cash and shares of common stock, at its election. The initial conversion rate for the 2028 Convertible Notes is 15.1172 shares of common stock per $1,000 in principal amount of 2028 Convertible Notes, equivalent to an initial conversion price of approximately $66.15 per share of common stock. The conversion rate is subject to adjustment as described in the 2021 Indenture. In addition, following certain corporate events that occur prior to the maturity date as described in the 2021 Indenture, the Company will pay a make-whole premium by increasing the conversion rate for a holder who elects to convert its 2028 Convertible Notes in connection with such a corporate event in certain circumstances. The value of the 2028 Convertible Notes, if converted, does not exceed the principal amount based on a closing stock price of $16.48 on December 31, 2024.
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
The interest expense recognized on the 2028 Convertible Notes includes $0.9 million, $1.5 million and $34,000 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the year ended December 31, 2024. The interest expense recognized on the 2028 Convertible Notes includes $0.9 million, $1.5 million and $34,000 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the year ended December 31, 2023. The effective interest rate on the 2028 Convertible Notes is 0.70%, which includes the interest on the 2028 Convertible Notes and amortization of the debt discount and debt issuance costs. The 2028 Convertible Notes bear interest at a rate of 0.25% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, which began on July 15, 2021.
Capped Call Transactions
In connection with the 2028 Convertible Notes offering, on January 11, 2021, the Company entered into separate, privately negotiated convertible note hedge transactions (collectively, the “Capped Call Transactions”) with option counterparties

Table of Contents	NEOGENOMICS, INC.
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
The last reported sales price of the Company’s common stock was not greater than or equal to 130.0% of the conversion price of the 2025 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended September 30, 2024. Based on the terms of the 2025 Convertible Notes, the holders could not have converted all or a portion of their 2025 Convertible Notes in the fourth quarter of 2024. The last reported sales price of the Company’s common stock was not greater than or equal to 130.0% of the conversion price of the 2025 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended December 31, 2024. Based on the terms of the 2025 Convertible Notes, the holders cannot convert all or a portion of their 2025 Convertible Notes in the first quarter of 2025. When a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. As the Company is not required to settle the 2025 Convertible Notes in cash, the 2025 Convertible Notes are classified as current and long-term debt as of December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company had not received any conversion notices.
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

Table of Contents	NEOGENOMICS, INC.
Convertible Notes, if converted, does not exceed the principal amount based on a closing stock price of $16.48 on December 31, 2024.
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
The interest expense recognized on the 2025 Convertible Notes includes $2.5 million, $1.2 million and $0.2 million, for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively for the year ended December 31, 2024. The interest expense recognized on the 2025 Convertible Notes includes $2.5 million, $1.2 million and $0.2 million, for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively for the year ended December 31, 2023. The effective interest rate on the 2025 Convertible Notes is 1.96%, which includes the interest on the 2025 Convertible Notes and amortization of the debt discount and debt issuance costs. The 2025 Convertible Notes bear interest at a rate of 1.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, which began on November 1, 2020.
Maturities of Long-Term Debt
Maturities of long-term debt at December 31, 2024 are summarized as follows (in thousands):

	0.25% Convertible Senior Notes	1.25% Convertible Senior Notes	Total Long-Term Debt
2025	$—	$201,250	$201,250
2026	—	—	—
2027	—	—	—
2028	345,000	—	345,000
2029	—	—	—
Thereafter	—	—	—
Total Debt	345,000	201,250	546,250
Less: Current portion of long-term debt	—	(200,777)	(200,777)
Less: Unamortized debt discount	(4,559)	(421)	(4,980)
Less: Unamortized debt issuance costs	(106)	(52)	(158)
Long-term debt, net	$340,335	$—	$340,335

Table of Contents	NEOGENOMICS, INC.
Note 8. Stock-Based Compensation
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
The Company recorded stock-based compensation on the Consolidated Statement of Operations for the years ended December 31, 2024, 2023, and 2022 as follows (in thousands):

	2024	2023	2022
Cost of revenue	$1,489	$—	$—
General and administrative	28,093	24,633	24,672
Research and development	950	—	—
Sales and marketing	2,881	—	—
Total stock-based compensation	$33,413	$24,633	$24,672
Stock Options
As of December 31, 2024 and 2023, a total of approximately 5.3 million and 7.6 million shares, respectively, were available for future option and stock awards under the 2023 Plan. Options typically expire after 7 or 10 years and generally vest over 3 or 4 years. Each grant’s expiration, vesting, and exercise price provisions are determined at the time the awards are granted by the Compensation Committee of the Board of Directors.
The fair value of each stock award granted during the years ended December 31, 2024, 2023 and 2022 were estimated as of the grant date using a Black-Scholes model. Weighted average assumptions used during the years ended December 31, 2024, 2023 and 2022 are as follows:

	2024	2023	2022
Expected term (in years)	5.1 – 6.5	4.0 – 6.5	3.0 – 5.5
Risk-free interest rate (%)	3.5% - 4.6%	3.3% - 4.7%	1.4% - 4.5%
Expected volatility (%)	54.9% - 64.6%	53.3% - 67.9%	41.9% - 66.7%
Dividend yield (%)	—	—	—
Weighted average fair value/share at grant date	$8.91	$9.03	$6.42

Table of Contents	NEOGENOMICS, INC.
The status of the stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contract Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	2,961,195	$25.46	3.79	$36,065
Granted	4,494,333	$14.49
Exercised	(949,259)	$10.87		$6,050
Forfeited	(2,291,652)	$26.50
Outstanding at December 31, 2022	4,214,617	$16.48	5.55	$1,375
Granted	1,679,860	$17.11
Exercised	(279,148)	$10.79		$1,373
Forfeited	(1,234,230)	$20.77
Outstanding at December 31, 2023	4,381,099	$15.87	5.56	$15,568
Granted	1,681,742	$15.01
Exercised	(412,442)	$8.80		$2,159
Forfeited	(419,137)	$16.06
Outstanding at December 31, 2024	5,231,262	$16.14	5.90	$14,701
Exercisable at December 31, 2024	1,883,668	$18.94	4.07	$5,691
Vested and expected to vest at December 31, 2024	5,231,262	$16.14	5.90	$14,701
The total cash proceeds received from the exercise of stock options were approximately $3.6 million, $3.0 million and $10.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. The total fair value of option shares vested during the years ended December 31, 2024, 2023 and 2022 was approximately $8.6 million, $6.2 million and $8.3 million, respectively.
The Company recognizes stock-based compensation expense using the straight-line basis over the awards’ requisite service periods. As of December 31, 2024, there was approximately $11.7 million of total unrecognized stock-based compensation cost related to nonvested stock options granted under the 2023 Plan, the Form of Stand-Alone Inducement Restricted Stock Agreement and Form of Stand-Alone Inducement Stock Option Agreement entered into by the Company and Mr. Christopher M. Smith (collectively, the “CEO Inducement Award”), and the Form of Stand-Alone Inducement Restricted Stock Agreement and Form of Stand-Alone Inducement Stock Option Agreement entered into by the Company and Mr. Jeffrey S. Sherman (collectively, the “CFO Inducement Award”). This cost is expected to be recognized over a weighted-average period of 1.4 years.
Restricted Stock Awards
The number of shares and weighted average grant date fair values of restricted nonvested common stock at the beginning and end of 2024, 2023 and 2022, as well as stock awards granted, vested, and forfeited during the year were as follows:

Table of Contents	NEOGENOMICS, INC.

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2021	851,403	$36.00
Granted	2,865,727	$14.16
Vested	(413,747)	$33.19
Forfeited	(1,308,522)	$24.57
Nonvested at December 31, 2022	1,994,861	$12.71
Granted	1,006,698	$16.84
Vested	(624,806)	$13.89
Forfeited	(414,834)	$15.58
Nonvested at December 31, 2023	1,961,919	$13.83
Granted	1,061,191	$15.03
Vested	(672,177)	$14.27
Forfeited	(186,862)	$14.22
Nonvested at December 31, 2024	2,164,071	$14.25
The total fair value of restricted stock vested during the years ended December 31, 2024, 2023 and 2022 was approximately $9.6 million, $8.7 million and $13.7 million, respectively.
As of December 31, 2024, there was approximately $13.4 million of total unrecognized stock-based compensation cost related to nonvested restricted stock granted under the 2023 Plan, the CEO Inducement Award and the CFO Inducement Award. This cost is expected to be recognized over a weighted-average period of 1.4 years.
Performance-Based Restricted Stock Units
The Company granted 194,257 PSUs subject to a performance condition and 194,256 PSUs subject to a market condition with an aggregated grant date fair value of approximately $3.1 million and $3.6 million, respectively, for the year ended December 31, 2024. If the performance targets are achieved, the awards will vest at the end of the three-year requisite service period so long as the employee remains employed with the Company through the applicable vesting date. For PSUs subject to a performance condition, compensation cost is recognized straight-line over the requisite service period if the achievement of the performance condition is probable. As of December 31, 2024, the Company has determined it is probable that the performance condition will be met. For PSUs subject to a market condition, compensation cost is recognized straight-line over the requisite service period, regardless of when, if ever, the market condition is satisfied.
A summary of the PSU activity under the Company’s plans for the year ended December 31, 2024 is as follows:

	Number of Stock Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2023	305,105	$21.83
Granted	388,513	$17.43
Vested	—	$—
Forfeited	(46,534)	$19.56
Nonvested at December 31, 2024	647,084	$19.35

Table of Contents	NEOGENOMICS, INC.
The fair value of each PSU granted and subject to a market condition during the year ended December 31, 2024 was estimated as of the grant date using a Monte Carlo simulation with the following assumptions:

2024
Expected term (in years)	3.0
Risk-free interest rate (%)	4.5% - 4.7%
Expected volatility (%)	71.3% - 72.2%
Dividend yield (%)	—
Weighted average grant date fair value per share	$17.43
As of December 31, 2024, there was approximately $7.3 million of unrecognized stock-based compensation expense related to nonvested PSUs that will be recognized over a weighted-average period of approximately 1.9 years.
Modifications of Stock Option and Restricted Stock Awards
For the year ended December 31, 2024, the Culture and Compensation Committee of the Company’s Board of Directors approved the accelerated vesting of 69,049 previously granted time-vesting stock option awards and 41,693 previously granted time-vesting restricted stock awards upon the exit of certain officers of the Company. The Company accounted for the effects of the stock awards as modifications, and recognized $0.6 million of stock-based compensation upon acceleration, which consisted of $0.3 million and $0.3 million for the acceleration of stock option awards and restricted stock awards, respectively, for the year ended December 31, 2024. These amounts are included in stock compensation expense for the year ended December 31, 2024 and are recorded as general and administrative expenses in the Consolidated Statements of Operations.
For the year ended December 31, 2023, the Culture and Compensation Committee of the Company’s Board of Directors approved the accelerated vesting of 101,937 previously granted time-vesting stock option awards and 61,746 previously granted time-vesting restricted stock awards upon the exit of certain officers of the Company. The Company accounted for the effects of the stock awards as modifications, and recognized $0.9 million of stock-based compensation upon acceleration, which consisted of $0.3 million and $0.6 million for the acceleration of stock option awards and restricted stock awards, respectively, for the year ended December 31, 2023. These amounts are included in stock compensation expense for the year ended December 31, 2023 and are recorded as general and administrative expenses in the Consolidated Statements of Operations.
Employee Stock Purchase Plan
The Company sponsors an Employee Stock Purchase Plan (“ESPP”), under which eligible employees can purchase common stock at a 15.0% discount from the fair market value. Stock-based compensation expense related to the ESPP for the years ended December 31, 2024, 2023 and 2022 was approximately $1.0 million, $1.0 million and $1.0 million, respectively. Shares issued pursuant to this plan were 312,444, 326,697 and 415,450 for each of the years ended December 31, 2024, 2023 and 2022, respectively.
Note 9. Revenue Recognition
The Company’s specialized clinical services are performed based on a written test requisition form or electronic equivalent. The performance obligation is satisfied and revenues are recognized at the point in time the clinical services have been performed and the results have been delivered to the ordering physician. These clinical services are billed to various payers, including client direct billing, commercial insurance, Medicare and other government payers, and patients. Revenue is recorded for all payers based on the amount expected to be collected, which considers implicit price concessions. Implicit price concessions represent differences between amounts billed and the estimated consideration the Company expects to receive based on negotiated discounts, historical collection experience, and other anticipated adjustments, including anticipated payer denials.
For the Company's pharmaceutical development services, the Company generally enters into contracts with pharmaceutical and biotech clients as well as other CROs to provide research and clinical trial services. Such services also include validation studies and assay development. The Company records revenue on a unit-of-service basis based on the number of units completed towards the satisfaction of a performance obligation. In addition, certain contracts include upfront fees and the revenue for those contracts is recognized over time as services are performed.

Table of Contents	NEOGENOMICS, INC.
Additional offerings within the Company's portfolio includes oncology data solutions, which involves the licensing of de-identified data to pharmaceutical and biotech clients in the form of either retrospective records or prospective deliveries of data. Revenue is recognized at a point in time upon delivery of retrospective data or over time for prospective data feeds. The Company negotiates billing schedules and payment terms on a contract-by-contract basis. Contract terms generally provide for payments based on a unit-of-service arrangement and are primarily short-term.
Amounts collected in advance of services being provided are deferred as contract liabilities on the Consolidated Balance Sheets. The associated revenue is recognized and the contract liability is reduced as the contracted services are subsequently performed. Contract assets are established for revenue recognized but not yet billed. These contract assets are reduced once the client is invoiced and a corresponding receivable is recorded. Additionally, the Company incurs sales commissions in the process of obtaining contracts with clients. Sales commissions that are payable upon contract award are recognized as assets and amortized over the expected contract term. The amortization of commission expense is based on the weighted average contract duration for all commissionable awards in the respective business in which the commission expense is paid, which approximates the period over which goods and services are transferred to the client. For short-term contracts, the Company applies the practical expedient which allows costs to obtain a contract to be expensed when incurred, if the amortization period of the assets that would otherwise have been recognized is one year or less. Contract assets and capitalized commissions are included in other current assets and other assets on the Consolidated Balance Sheets.
Most contracts are terminable by the clients, either immediately or according to advance notice terms specified within the contracts. All contracts require payment of fees to the Company for services rendered through the date of termination and may require payment for subsequent services necessary to conclude the study or close out the contract.
The following table summarizes the values of contract assets, capitalized commissions, and contract liabilities as of December 31, 2024 and 2023 (in thousands):

	2024	2023
Current contract assets(1)	$100	$37
Long-term contract assets(2)	—	—
Total contract assets	$100	$37

Current capitalized commissions(1)	$206	$935
Long-term capitalized commissions(2)	11	53
Total capitalized commissions	$217	$988

Current contract liabilities	$409	$2,130
Long-term contract liabilities(3)	336	—
Total contract liabilities	$745	$2,130
(1) Recorded within other current assets on the Consolidated Balance Sheets.
(2) Recorded within other assets on the Consolidated Balance Sheets.
(3) Recorded within other long-term liabilities on the Consolidated Balance Sheets.
Revenue recognized for the years ended December 31, 2024, 2023 and 2022, related to contract liability balances outstanding at the beginning of each year was $1.6 million, $6.4 million, and $5.2 million, respectively. Amortization of capitalized commissions for the years ended December 31, 2024, 2023 and 2022 were $1.1 million, $1.0 million and $0.9 million respectively.
Disaggregation of Revenue
The Company considered various factors in determining appropriate levels of homogeneous data for its disaggregation of revenue; including the nature, amount, timing, and uncertainty of revenue and cash flows. The categories align with the types of clients due to similarities of billing method, level of reimbursement, and timing of cash receipts. Unbilled amounts are accrued and allocated to payer categories based on historical experience. In future periods actual billings by payer category may differ from accrued amounts.

Table of Contents	NEOGENOMICS, INC.
The following table details the disaggregation of net revenue for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Client direct billing	$475,444	$428,901	$370,706
Commercial insurance	99,843	88,022	73,280
Medicare and other government	84,598	74,370	65,585
Self-pay	681	350	157
Total net revenue	$660,566	$591,643	$509,728
Note 10. Restructuring
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
The following table summarizes the costs associated with the Company’s restructuring activities for the year ended December 31, 2024 (in thousands):

	Severance and Other Employee Costs	Facility Footprint Optimization	Consulting and Other Costs	Total
Balance as of December 31, 2023	$687	$1,389	$537	$2,613
Restructuring charges incurred	1,518	4,083	997	6,598
Impairment of facility related assets	—	60	—	60
Cash payments and other adjustments(1)	(2,075)	(4,896)	(1,433)	(8,404)
Balance as of December 31, 2024	$130	$636	$101	$867
Current liabilities				$867
Long-term liabilities				—
				$867
(1) Other adjustments include non-cash asset charges related to Facility Footprint Optimization costs.
In the third quarter of 2023, in response to new incremental information including ongoing negotiations with counterparties, the Company revised its original restructuring plan, cost and timing of approved projects. As a result, the Company incurred further restructuring charges extending into 2024. The Company completed its restructuring activities as of December 31, 2024 and will not incur any further costs subsequent to the completion date.

Table of Contents	NEOGENOMICS, INC.
Note 11. Income Taxes
(Loss) income before income tax expense (benefit) for the years ended December 31, 2024, 2023 and 2022 is as follows (in thousands):

	2024	2023	2022
(Loss) income before income tax expense (benefit):
Domestic	$(43,086)	$(62,489)	$(90,058)
Foreign	(37,589)	(34,608)	(69,284)
Total	$(80,675)	$(97,097)	$(159,342)

Income tax expense (benefit)
Current:
Federal	$(35)	$—	$(41)
State	581	391	176
Foreign	79	—	17
Total current tax expense	$625	$391	$152
Deferred:
Federal	$(340)	$(373)	$614
State	9	602	(647)
Foreign	(2,243)	(9,749)	(15,211)
Total deferred tax benefit	$(2,574)	$(9,520)	$(15,244)
Total tax benefit	$(1,949)	$(9,129)	$(15,092)
A reconciliation of the differences between the effective tax rate and the federal statutory tax rate for the years ended December 31, 2024, 2023 and 2022 is as follows:

	2024	2023	2022
Federal statutory tax rate	21.00%	21.00%	21.00%
State income taxes, net of federal income tax benefit	0.62%	1.01%	2.06%
Transaction Costs	(0.08)%	(0.03)%	(0.01)%
Penalties	(0.04)%	—%	(0.03)%
Compensation expense	(6.49)%	(4.13)%	(2.17)%
Uncertain Tax Positions	(0.29)%	—%	—%
Capped call interest	—%	—%	4.50%
Tax credits	(0.18)%	0.90%	1.32%
Return to provision and other deferred tax adjustments	0.17%	(0.04)%	(0.22)%
Foreign tax rate differential	3.58%	1.20%	1.20%
Enacted Rate Changes	(0.19)%	1.02%	—%
Other, net	(0.77)%	(0.08)%	(0.12)%
Valuation allowance	(14.91)%	(11.45)%	(18.07)%
Effective tax rate	2.42%	9.40%	9.46%

Table of Contents	NEOGENOMICS, INC.
At December 31, 2024 and 2023, deferred income tax assets and liabilities consisted of the following (in thousands):

	2024	2023
Deferred tax assets:
Accrued compensation	$9,712	$9,157
Net operating loss carry-forwards	110,887	114,856
Tax credits	11,487	11,076
Stock-based compensation	3,860	2,622
Operating lease liabilities	16,238	18,764
Interest expense	—	1,026
Convertible debt discount	3,262	4,319
Research expenditures	7,275	5,234
Other	2,772	3,313
Gross deferred tax assets	165,493	170,367
Less: valuation allowance	(83,893)	(76,281)
Total deferred tax assets	$81,600	$94,086
Deferred tax liabilities:
Operating lease right-of-use assets	$(15,166)	$(18,088)
Intangible assets	(85,809)	(94,004)
Property and equipment	(2,135)	(6,279)
Total deferred tax liabilities	$(103,110)	$(118,371)
Net deferred income tax liabilities	$(21,510)	$(24,285)
At December 31, 2024, the Company has federal net operating loss carry forwards of approximately $254.7 million, foreign net operating loss carryforwards of approximately $231.2 million, including $216.6 million in the United Kingdom, and state net operating loss carry forwards of approximately $174.6 million. Federal net operating loss (“NOLs”) carry forwards will begin to expire in 2034. Under the Tax Act, as modified by the CARES Act, the Company’s federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, however, the deductibility of such federal net NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. State tax NOLs began to expire in 2026. NOLs in Switzerland and China begin to expire in 2029 and 2026, respectively, if not utilized in future periods. The NOLs in Singapore and the United Kingdom do not expire. As of December 31, 2024, the Company has federal R&D and other credit carryforwards of approximately $8.3 million that begin to expire in 2036 and state research and investment credit carryforwards of approximately $5.7 million that do not expire.
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
Management assesses the recoverability of its deferred tax assets as of the end of each quarter, weighing all positive and negative evidence, and is required to establish and maintain a valuation allowance for these assets if it is more likely than not that some or all of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which the evidence can be objectively verified. If negative evidence exists, positive evidence is necessary to support a conclusion that a valuation allowance is not needed. As of December 31, 2024 and 2023, management determined that sufficient positive evidence did not exist and concluded that it is more likely than not that a valuation allowance is required against deferred tax assets. Accordingly, for 2024, management established a valuation allowance of $67.2 million related to the Company’s domestic operations, a valuation of $14.1 million related to the Company's United Kingdom operations, and a full valuation allowance of $2.8 million related to the Company’s China, Switzerland and Singapore operations.
The Company files income tax returns in the United States, as well as Singapore, Switzerland, China, United Kingdom and in various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment. For U.S. federal purposes, the Company has open tax years ended December 31, 2011 to December 31, 2024. For the United Kingdom the Company has open tax years ended December 31, 2023 to December 31, 2024.

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
The following are the unrecognized tax benefits as of December 31, 2024, 2023, and 2022 (in thousands):

	2024	2023	2022
Unrecognized tax benefits - January 1	$7,953	$3,159	$2,351
Increases in prior year positions	—	—	82
Reversals of prior year positions	(1,010)	—	—
Increases in tax positions taken in current year	5,451	4,794	726
Statute expirations	—	—	—
Unrecognized tax benefits - December 31	$12,394	$7,953	$3,159
Due to the valuation allowance, the majority of unrecognized tax benefits at December 31, 2024, if recognized, would not impact the Company’s effective tax rate. The interest and penalties related to the unrecognized tax benefit are immaterial. Interest and tax penalties related to unrecognized tax benefits are included in income tax expense. Although the timing and outcome of audit settlements are uncertain, it is unlikely there will be a significant reduction of the uncertain tax benefits in the next twelve months.
Note 12. Net Loss per Share
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
The following table shows the calculations for the years ended December 31, 2024, 2023 and 2022 (in thousands, except per share amounts):

	2024	2023	2022
NET LOSS	$(78,726)	$(87,968)	$(144,250)

Basic weighted average common shares outstanding	126,658	125,502	124,217
Diluted weighted average shares outstanding	126,658	125,502	124,217

Basic net loss per share	$(0.62)	$(0.70)	$(1.16)
Diluted net loss per share	$(0.62)	$(0.70)	$(1.16)
The following potential dilutive shares were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive for the years ended December 31, 2024, 2023 and 2022:

Table of Contents	NEOGENOMICS, INC.

	2024	2023	2022
Stock options	490	460	199
Restricted stock awards	1,049	854	312
2025 Convertible Notes	5,538	5,538	5,538
2028 Convertible Notes	5,215	5,215	5,215
In addition, 686,157 and 246,856 shares of PSU awards are excluded from the computation of diluted EPS for the years ended December 31, 2024 and 2023, respectively, as the contingency had not been satisfied.
The Capped Call Transactions are not reflected in diluted net loss per share as they are anti-dilutive. For further details on the Capped Call Transactions, please refer to Note 7. Debt.
Note 13. Defined Contribution Plan
The Company maintains a defined-contribution 401(k) retirement plan covering substantially all U.S. based employees (as defined). The Company’s employees may make voluntary contributions to the plan, subject to limitations based on IRS regulations and compensation. The Company matches 100.0% of every dollar contributed up to 3.0% of the respective employee’s compensation and an additional 50.0% of every dollar contributed on the next 2% of compensation (4.0% maximum Company match). Matching contributions were approximately $8.4 million, $7.3 million and $7.1 million during the years ended December 31, 2024, 2023 and 2022, respectively, and are recorded in cost of revenue and operating expenses in the Consolidated Statements of Operations.
Note 14. Commitments and Contingencies
Purchase Commitments
The Company has agreements in place to purchase a specified level of reagents from certain vendors. Typically, the Company can cancel contracts with suppliers without penalties. For those contracts that are not cancelable without penalties, there are termination fees and costs or commitments for continued spending that the Company is obligated to pay to a supplier under each contract’s termination period before such contract can be cancelled. These purchase commitments expire in 2025. The purchase commitments as of December 31, 2024, are as follows (in thousands):

Years ending December 31,
2025	$782
Total purchase commitments	$782
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
On July 29, 2023, Natera filed a complaint in the Middle District of North Carolina alleging NeoGenomics' RaDaR® test infringes on two patents, U.S. Patent No. 11,530,454 (“the ‘454 Patent”), and U.S. Patent No. 11,519,035 (“the ‘035 Patent”). On July 31, 2023, Natera moved for a preliminary injunction. On December 27, 2023, the district court issued a preliminary injunction prohibiting the Company from making, using, selling or offering the RaDaR® 1.0 assay on the basis of a likelihood of infringement of the ‘035 Patent. Natera posted a $10 million bond with the court on January 12, 2024 and the preliminary injunction went into effect. The injunction specifically allows patients already using RaDaR® 1.0 to continue their use. In addition, the order explicitly allows research projects and studies that are in progress, as well as clinical trials that are in progress or have been approved, to continue. On December 28, 2023, NeoGenomics appealed the preliminary injunction to the Federal Circuit. On July 12, 2024, the Federal Circuit affirmed the injunction. On September 23, 2024, the Federal Circuit issued a Stipulated Permanent Injunction on the same terms as the preliminary injunction, consented to by both the Company and Natera and based on the partial settlement agreement entered into by the Company and Natera. The litigation related to the ‘454 Patent is in discovery and the trial is expected for October 2025. The Company recorded the settlement entered into

Table of Contents	NEOGENOMICS, INC.
by the Company and Natera within general and administrative expense on the Consolidated Statement of Operations, the impact of which was immaterial. On December 6, 2024, the Middle District of North Carolina granted Natera’s motion to amend its complaint to add counts alleging infringement of U.S. Patent No. 11,319,596 (“the ‘596 Patent”). On December 31, 2024, in response to the order to amend to include the ‘596 Patent, the Company filed a motion to depose two witnesses, which was subsequently granted by the court. The Company believes that it has good and substantial defenses to the claims alleged in these suits, but there is no guarantee that the Company will prevail. At the time of filing the outcome of these matters is not estimable or probable.
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
Regulatory Matter
With the assistance of outside counsel, the Company voluntarily conducted an internal investigation that focused on the compliance of certain consulting and service agreements with federal healthcare laws and regulations, including those relating to fraud, waste and abuse. Based on this internal investigation, the Company voluntarily notified the Office of Inspector General of the U.S. Department of Health and Human Services (“OIG”) of the Company’s internal investigation in November 2021. The Company’s interactions with regulatory authorities and the Company’s related review of this matter are ongoing. The Company has a reserve of $11.2 million in other long-term liabilities as of December 31, 2024 and 2023 on the Consolidated Balance Sheets for potential damages and liabilities primarily associated with the federal healthcare program revenue received by the Company in connection with the agreements at issue that were identified during the course of this internal investigation. This reserve reflects management’s best estimate of the minimum probable loss associated with this matter. As a result of the internal investigation and ongoing interactions with regulatory authorities, the Company may accrue additional reserves for any related potential damages and liabilities arising out of this matter. The Company was notified on June 30, 2022, that the Department of Justice (“DOJ”) will be participating in the investigation of this matter. At this time, the Company is unable to predict the duration, scope, result or related costs associated with any further investigation, including by the OIG, DOJ, or any other governmental authority, or what penalties or remedial actions they may seek. Accordingly, at this time, the Company is unable to estimate a range of possible loss in excess of the amount reserved. Any determination that the Company’s operations or activities are not in compliance with existing laws or regulations, however, could result in the imposition of civil or criminal fines, penalties, disgorgement, restitution, equitable relief, exclusion from participation in federal healthcare programs or other losses or conduct restrictions, which could be material to the Company’s financial results or business operations.
Note 15. Related Party Transactions
The Company has revenue contracts with HOOKIPA Pharma, Inc., an entity with whom a director of the Company, Michael A. Kelly, was a director until April 2023. In connection with these contracts, the Company recognized $0.4 million and $0.4 million of revenue in the Consolidated Statements of Operations for the years ended December 31, 2023 and 2022, respectively. There were no such amounts for the year ended December 31, 2024.
The Company has revenue contracts with CytomX Therapeutics, Inc., an entity with whom a director of the Company, Dr. Alison L. Hannah, was an officer at until September 2022, and the Company’s former Chief Legal Officer, Halley E. Gilbert,

Table of Contents	NEOGENOMICS, INC.
is a director. In connection with these contracts, the Company recognized $0.7 million of revenue in the Consolidated Statements of Operations for the year ended December 31, 2022. There were no such amounts for the years ended December 31, 2023 and 2024.
Note 16. Segment Information
The Company has historically reported its activities in two reportable segments, (1) Clinical Services and (2) Advanced Diagnostics. In the fourth quarter of 2024, the Company simplified its operational approach, bringing its two primary segments under a single segment. This decision was driven by an analysis of the Company's reporting structure, the information available to the CODM, and the strategic decisions being made by management. The Company provides services to a diverse client base, which includes community-based pathology and oncology practices, hospital pathology labs, reference labs, academic centers, and pharmaceutical companies. Revenue is derived from clients by providing clinical cancer testing, interpretation and consultative services, molecular and NGS testing, comprehensive technical and professional services offering, clinical trials and research, validation laboratory services, and oncology data solutions.
The Company's Chief Executive Officer serves as the Chief Operating Decision Maker (“CODM”). The CODM uses net loss, as reported on the Consolidated Statements of Operations, to monitor budget versus actual results to evaluate profitability and allocate resources. The CODM is regularly provided with financial information, including revenue and expenses, in a format consistent with the Consolidated Statements of Operations. The CODM does not review assets at a different level or category than those disclosed in the Consolidated Balance Sheets. For further details regarding segment reporting policies and changes in reporting structure, please refer to Note 2. Summary of Significant Accounting Policies.
The following table presents selected financial information with respect to the Company's single operating segment for the years ended December 31, 2024, 2023, and 2022:

	2024	2023	2022
Net revenue	$660,566	$591,643	$509,728
Less:
Amortization	33,446	35,133	34,058
Depreciation	39,101	37,450	35,372
Stock-based compensation	33,413	24,633	24,672
Other cost of revenue(1)	332,252	310,562	287,014
Other general and administrative(1)	197,775	184,484	185,913
Other research and development(1)	28,283	25,187	28,485
Other sales and marketing(1)	81,744	70,842	67,321
Restructuring charges	6,658	11,088	4,516
Loss from operations	(92,106)	(107,736)	(157,623)
Interest income	(18,427)	(16,902)	(6,075)
Interest expense	6,617	6,907	7,581
Other expense (income)	379	(644)	213
Loss before taxes	(80,675)	(97,097)	(159,342)
Income tax benefit	(1,949)	(9,129)	(15,092)
Net loss	$(78,726)	$(87,968)	$(144,250)
(1) Excludes amounts related to amortization, depreciation, and stock-based compensation, as applicable.

Table of Contents	NEOGENOMICS, INC.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were (1) effective, in that they were designed to ensure that material information relating to us, and information required to be disclosed in our reports to the SEC, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared, as appropriate, to allow timely discussions and decisions regarding required disclosure therein; and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
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
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (“2013 Framework”). Based on this assessment, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria at the reasonable assurance level.
Deloitte & Touche LLP audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, as stated in their report, which is included in this annual report on Form 10-K.
Changes in Internal Control over Financial Reporting
During the fourth quarter of 2024, we continued to monitor and evaluate the design and operating effectiveness of key controls. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

Table of Contents	NEOGENOMICS, INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of NeoGenomics, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of NeoGenomics, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 18, 2025, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
San Diego, California
February 18, 2025

Table of Contents	NEOGENOMICS, INC.
ITEM 9B. OTHER INFORMATION
Insider Trading Plans
During the quarter ended December 31, 2024, no director or Section 16 officer adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is incorporated herein by reference to our Definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders. We intend to file such Definitive Proxy Statement with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
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
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(i) Financial Statements (included in Item 8 of this Annual Report on Form 10-K):
The following Consolidated Financial Statements of the Company and the Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, are included in Part II, Item 8 of this Annual Report on Form 10-K:
1. Report of Independent Registered Public Accounting Firm – Deloitte & Touche LLP
2. Consolidated Balance Sheets as of December 31, 2024 and 2023
3. Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022
4. Consolidated Statements of Comprehensive (Loss) Income for the year ended December 31, 2024, 2023 and 2022
5. Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024, 2023 and 2022

Table of Contents	NEOGENOMICS, INC.
6. Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022
7. Notes to Consolidated Financial Statements
(ii) Financial Statement Schedules.
All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.
(iii) Exhibits.
The exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.
(b) Exhibits.
The following exhibits are filed herewith or are incorporated by reference to exhibits filed with the SEC:

Exhibit Number	Description of Exhibit	Location

3.1	Articles of Incorporation, as amended	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on February 28, 2020.
3.2	Amended and Restated Bylaws, as amended	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, as filed with the SEC on November 6, 2015.
4.1	Description of our Common Stock	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on February 28, 2020.
4.2	Indenture, dated May 4, 2020, by and between the Company and U.S. Bank National Association, as Trustee	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on May 4, 2020.
4.3	Form of 1.25% Senior Convertible Note Due 2025 (included in Exhibit 4.2)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on May 4, 2020.
4.4	Indenture, dated January 11, 2021, by and between the Company and U.S. Bank National Association, as Trustee	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2021.
4.5	Form of 0.25% Senior Convertible Notes Due 2028 (Included in Exhibit 4.4)	Incorporated by reference to the Company’s Current Report on form 8-K filed with the SEC on January 11, 2021.
10.1*	Form of Indemnification Agreement between NeoGenomics, Inc. and each of its executive officers and directors	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, as filed with the SEC on November 7, 2016.
10.2*	Form of Executive Employment Agreement between NeoGenomics, Inc. and each of its executive officers	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 25, 2022.
10.3*	Amended and Restated Equity Incentive Plan effective as of October 15, 2015	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 15, 2016.

Table of Contents	NEOGENOMICS, INC.

10.4*	First Amendment of the Amended and Restated Equity Incentive Plan, effective as of May 25, 2017	Incorporated by reference to the Company’s Definitive Proxy Statement, dated April 24, 2017, as filed with the SEC on April 25, 2017.
10.5*	Second Amendment of the Amended and Restated Equity Incentive Plan as approved by the Company’s stockholders on May 27, 2021	Incorporated by reference to Annex A of the Company’s Definitive Proxy Statement on Schedule 14A as filed on April 15, 2021.
10.6*	NeoGenomics, Inc. 2023 Equity Incentive Plan.	Incorporated by reference to Annex A of the Company’s Definitive Proxy Statement on Schedule 14A as filed on April 7, 2023.
10.7*	Offer Letter dated March 27, 2023 between NeoGenomics Laboratories and Greg Aunan.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, as filed with the SEC on May 9, 2023.
10.8*	Form of PSU Award Agreement under the NeoGenomics, Inc. Amended and Restated Equity Incentive Plan.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on May 17, 2023.
10.9*	Employment Agreement, executed July 20, 2022, by and between NeoGenomics, Inc. and Christopher Smith	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on July 21, 2022.
10.10*	Form of Stand-Alone Inducement Restricted Stock Agreement by and between NeoGenomics, Inc. and Christopher Smith	Incorporated by reference to the Company’s Registration Statement on Form S-8 as filed with the SEC on August 12, 2022.
10.11*	Form of Stand-Alone Inducement Stock Option Agreement by and between NeoGenomics, Inc. and Christopher Smith	Incorporated by reference to the Company’s Registration Statement on Form S-8 as filed with the SEC on August 12, 2022.
10.12*	Amendment to Employment Agreement, dated August 15, 2022, by and between NeoGenomics, Inc. and Christopher Smith	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, as filed with the SEC on November 8, 2022.
10.13*	Employment Agreement, dated November 2, 2022 by and between NeoGenomics, Inc. and Warren Stone	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 24, 2023.
10.14*	Amendment to Employment Agreement, effective April 29, 2024, by and between NeoGenomics, Inc. and Warren Stone	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on April 30, 2024.
10.15*	Employment Agreement, dated November 14, 2022, by and between NeoGenomics, Inc. and Melody Harris	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 24, 2023.
10.16*	Amendment to Employment Agreement, effective May 12, 2023, by and between NeoGenomics, Inc. and Melody Harris.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on May 17, 2023.
10.17*	Amendment to Employment Agreement, effective April 29, 2024, by and between NeoGenomics, Inc. and Melody Harris	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on April 30, 2024.
10.18*	Form of Stand-Alone Inducement Restricted Stock Agreement by and between NeoGenomics, Inc. and Jeff Sherman	Incorporated by reference to the Company’s Registration Statement on Form S-8 as filed with the SEC on December 5, 2022.
10.19*	Form of Stand-Alone Inducement Stock Option Agreement by and between NeoGenomics, Inc. and Jeff Sherman	Incorporated by reference to the Company’s Registration Statement on Form S-8 as filed with the SEC on December 5, 2022.

Table of Contents	NEOGENOMICS, INC.

10.20*	Employment Agreement of Jeffrey S. Sherman, dated December 5, 2022	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 6, 2022.
10.21*	Form of PSU Agreement under the NeoGenomics, Inc. 2023 Equity Incentive Plan	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on February 23, 2024
10.22*	Letter Agreement between NeoGenomics, Inc. and Christopher Smith, dated January 8, 2025	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 10, 2025.
10.23*	Special Advisor Agreement between NeoGenomics, Inc. and Christopher Smith, effective April 1, 2025	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 10, 2025.
14.1	NeoGenomics, Inc. Code of Business Conduct and Ethics	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 5, 2024.
19.1	NeoGenomics, Inc. Insider Trading Policy	Provided herewith.
21.1	Subsidiaries of NeoGenomics, Inc.	Provided herewith.
23.1	Consent of Deloitte & Touche LLP	Provided herewith.
31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith.
31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith.
32.1**	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith.
97.1*	NeoGenomics, Inc. NASDAQ Rule 5608 Executive Officer Compensation Clawback Policy	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 20, 2024.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Provided herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Provided herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Provided herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Provided herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Provided herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Provided herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Provided herewith.

*	Denotes a management contract or compensatory plan or arrangement.
**	The certification attached as Exhibit 32.1 that accompanies this Form 10-K is not deemed filed with the SEC and is not to be incorporated by reference into any filing of NeoGenomics, Inc. under the Securities Act or the Exchange Act, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

Table of Contents	NEOGENOMICS, INC.
ITEM 16. FORM 10-K SUMMARY
None.

Table of Contents	NEOGENOMICS, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 18, 2025	NEOGENOMICS, INC.

	By:	/s/ Christopher M. Smith
	Name:	Christopher M. Smith
	Title:	Director and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Table of Contents	NEOGENOMICS, INC.

Signatures	Title(s)	Date

/s/ Christopher M. Smith	Director and Chief Executive Officer (Principal Executive Officer)	February 18, 2025
Christopher M. Smith

/s/ Jeffrey S. Sherman	Chief Financial Officer (Principal Financial Officer)	February 18, 2025
Jeffrey S. Sherman

/s/ Gregory D. Aunan	Senior Vice President & Chief Accounting Officer (Principal Accounting Officer)	February 18, 2025
Gregory D. Aunan

/s/ Lynn A. Tetrault	Chair of the Board	February 18, 2025
Lynn A. Tetrault

/s/ Elizabeth A. Floegel	Director	February 18, 2025
Elizabeth A. Floegel

/s/ Dr. Neil Gunn	Director	February 18, 2025
Dr. Neil Gunn

/s/ Dr. Alison L. Hannah	Director	February 18, 2025
Dr. Alison L. Hannah

/s/ Stephen M. Kanovsky	Director	February 18, 2025
Stephen M. Kanovsky

/s/ Michael A. Kelly	Director	February 18, 2025
Michael A. Kelly

/s/ Felicia Williams	Director	February 18, 2025
Felicia Williams

/s/ David B. Perez	Director	February 18, 2025
David B. Perez

/s/ Anthony P. Zook	Director	February 18, 2025
Anthony P. Zook