Form 10-Q
period 2025-03-31
NEOGENOMICS INC
filed 2025-04-29
CIK 1077183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of April 25, 2025, the registrant had 128,694,503 shares of common stock, par value $0.001 per share outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements generally can be identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intends,” “may,” “plan,” “potential,” “project,” “will,” “would,” and similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements address various matters, including the Company’s strategy, future operations, future financial position, future revenues, changing reimbursement levels from government payers and private insurers, projected costs and capital expenditures, prospects and plans, and objectives of management. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on February 18, 2025, and in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q.
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

Glossary
Throughout this Quarterly Report on Form 10-Q, we may use certain abbreviations, acronyms and terms which are described below:

ACA	The Patient Protection and Affordable Care Act
ACLA	American Clinical Laboratory Association
AKS	Anti-Kickback Statute
CAP	College of American Pathologists
CDx	Companion Diagnostic
CLIA	Clinical Laboratory Improvement Amendments of 1988
CMS	Centers for Medicare and Medicaid Services
CRO	Contract research organizations
DHS	Designated health services
FCA	The federal False Claims Act
FDA	U.S. Federal Drug Administration
FISH	Fluorescence In-Situ Hybridization
GAAP	U.S. generally accepted accounting principles
GDPR	The European Union’s General Data Protection Regulation
HIPAA	The Health Insurance Portability and Accountability Act of 1996
IHC	Immunohistochemistry
LDT	Laboratory developed tests
LIMS	Laboratory Information Management System
MolDx	Molecular Diagnostic Services Program
MRD	Minimal residual disease
NGS	Next-generation sequencing
OIG	The Office of Inspector General of the Department of Health and Human Services
PCR	Polymerase chain reaction
PHI	Protected health information

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NEOGENOMICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(unaudited) March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$346,194	$367,012
Marketable securities, at fair value	11,886	19,832
Accounts receivable, net	151,208	150,540
Inventories	29,772	26,748
Prepaid assets	22,980	20,165
Other current assets	11,892	11,722
Total current assets	573,932	596,019
Property and equipment (net of accumulated depreciation of $198,695 and $189,990, respectively)	89,603	94,103
Operating lease right-of-use assets	77,803	79,583
Intangible assets, net	331,319	339,681
Goodwill	522,766	522,766
Other assets	6,007	5,886
Total non-current assets	1,027,498	1,042,019
Total assets	$1,601,430	$1,638,038
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$16,211	$21,607
Accrued compensation	39,487	62,443
Accrued expenses and other liabilities	18,628	12,624
Current portion of operating lease liabilities	3,075	3,381
Current portion of convertible senior notes, net	201,131	200,777
Contract liabilities	1,163	409
Total current liabilities	279,695	301,241
Long-term liabilities
Operating lease liabilities	59,861	60,841
Convertible senior notes, net	340,714	340,335
Deferred income tax liabilities, net	20,970	21,510
Other long-term liabilities	11,921	11,772
Total long-term liabilities	433,466	434,458
Total liabilities	$713,161	$735,699
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.001 par value, (250,000,000 shares authorized; 128,356,327 and 128,145,333 shares issued and outstanding, respectively)	$128	$128
Additional paid-in capital	1,239,901	1,228,198
Accumulated other comprehensive loss	(56)	(206)
Accumulated deficit	(351,704)	(325,781)
Total stockholders’ equity	$888,269	$902,339
Total liabilities and stockholders’ equity	$1,601,430	$1,638,038
See the accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NEOGENOMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
NET REVENUE	$168,035	$156,240

COST OF REVENUE	94,789	90,771

GROSS PROFIT	73,246	65,469
Operating expenses:
General and administrative	68,207	65,797
Research and development	10,181	7,620
Sales and marketing	22,683	20,221
Restructuring charges	—	2,398
Total operating expenses	101,071	96,036
LOSS FROM OPERATIONS	(27,825)	(30,567)
Interest income	(3,721)	(4,834)
Interest expense	1,618	1,685
Other (income) expense, net	(65)	263
Loss before taxes	(25,657)	(27,681)
Income tax expense (benefit)	266	(620)
NET LOSS	$(25,923)	$(27,061)

NET LOSS PER SHARE
Basic	$(0.20)	$(0.21)
Diluted	$(0.20)	$(0.21)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	127,376	126,111
Diluted	127,376	126,111
See the accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NEOGENOMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
NET LOSS	$(25,923)	$(27,061)

OTHER COMPREHENSIVE INCOME:
Net unrealized gain on marketable securities, net of tax	150	344
Total other comprehensive income, net of tax	150	344
COMPREHENSIVE LOSS	$(25,773)	$(26,717)
See the accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NEOGENOMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2024	128,145,333	$128	$1,228,198	$(206)	$(325,781)	$902,339
Issuance of common stock for ESPP	132,961	—	1,424	—	—	1,424
Issuance of restricted stock, net of forfeitures	70,829	—	(530)	—	—	(530)
Issuance of common stock for stock options	7,204	—	58	—	—	58
Stock issuance fees and expenses	—	—	(3)	—	—	(3)
Stock-based compensation expense	—	—	10,754	—	—	10,754
Net unrealized gain on marketable securities, net of tax	—	—	—	150	—	150
Net loss	—	—	—	—	(25,923)	(25,923)
Balance, March 31, 2025	128,356,327	$128	$1,239,901	$(56)	$(351,704)	$888,269

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2023	127,369,142	$127	$1,190,139	$(1,674)	$(247,055)	$941,537
Issuance of common stock for ESPP	70,278	—	917	—	—	917
Issuance of restricted stock, net of forfeitures	(17,398)	—	(199)	—	—	(199)
Issuance of common stock for stock options	12,764	—	102	—	—	102
Stock issuance fees and expenses	—	—	(4)	—	—	(4)
Stock-based compensation expense	—	—	7,774	—	—	7,774
Net unrealized gain on marketable securities, net of tax	—	—	—	344	—	344
Net loss	—	—	—	—	(27,061)	(27,061)
Balance, March 31, 2024	127,434,786	$127	$1,198,729	$(1,330)	$(274,116)	$923,410
See the accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NEOGENOMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,923)	$(27,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,366	9,905
Amortization of intangibles	8,362	8,362
Stock-based compensation	10,754	7,774
Non-cash operating lease expense	1,584	2,401
Amortization of convertible debt discount	687	678
Amortization of debt issue costs	48	47
Impairment of assets	—	145
Other adjustments	37	(57)
Changes in assets and liabilities, net
Accounts receivable, net	(668)	(9,052)
Inventories	(3,024)	3,836
Prepaid and other assets	(3,105)	(1,976)
Operating lease liabilities	(1,090)	(1,432)
Deferred income tax liabilities, net	(541)	(795)
Accrued compensation	(22,957)	(18,552)
Accounts payable and other liabilities	1,143	(138)
Net cash used in operating activities	(25,327)	(25,915)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of marketable securities	8,060	20,110
Purchases of property and equipment	(4,500)	(5,585)
Net cash provided by investing activities	3,560	14,525
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, net	949	816
Net cash provided by financing activities	949	816
Net change in cash and cash equivalents	(20,818)	(10,574)
Cash and cash equivalents, beginning of period	367,012	342,488
Cash and cash equivalents, end of period	$346,194	$331,914

Supplemental disclosure of cash flow information:
Interest paid	$1	$431
Income taxes paid	$—	$89
Supplemental disclosure of non-cash investing and financing information:
Purchases of property and equipment included in accounts payable	$1,376	$831

See the accompanying notes to the unaudited Condensed Consolidated Financial Statements.

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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim Condensed Consolidated Financial Statements (“Consolidated Financial Statements”) are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. All intercompany transactions and balances have been eliminated in the accompanying Consolidated Financial Statements.
The accounting policies of the Company are the same as those set forth in Note 2. Summary of Significant Accounting Policies, to the audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, except for new accounting standards discussed under Recent Accounting Pronouncements.
Unaudited Interim Financial Information
Certain information and footnote disclosures normally included in the Company’s annual audited Consolidated Financial Statements and accompanying notes have been condensed or omitted in the accompanying interim Consolidated Financial Statements and footnotes. Accordingly, the accompanying interim unaudited Consolidated Financial Statements included herein should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
Use of Estimates
The Company prepares its Consolidated Financial Statements in conformity with GAAP. These principles require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the Consolidated Financial Statements. Actual results and outcomes may differ from management’s estimates, judgments and assumptions. Significant estimates, judgments and assumptions used in these Consolidated Financial Statements include, but are not limited, to those related to revenues, accounts receivable and related allowances, contingencies, useful lives and recovery of long-term assets and intangible assets, income taxes and valuation allowances, stock-based compensation, and impairment analysis of goodwill. These estimates, judgments, and assumptions are reviewed periodically and the effects of material revisions in estimates are reflected on the Consolidated Financial Statements prospectively from the date of the change in estimate.
Segment Reporting
The Company has historically reported its activities in two reportable segments, (1) Clinical Services and (2) Advanced Diagnostics. In the fourth quarter of 2024, the Company simplified its operational approach, bringing its two primary segments under a single segment. Please refer to Note 12. Segment Information, for further information about the segment.
Sales and Marketing Expenses
Sales and marketing expenses are primarily attributable to employee-related costs including sales management, sales representatives, sales and marketing consultants, and marketing and customer service personnel in the Clinical Services segment. Advertising costs are expensed at the time they are incurred and were immaterial for the three months ended March 31, 2025 and 2024.
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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
permitted. ASU 2024-03 may be applied retrospectively or prospectively. The Company is currently evaluating the impact of this standard on its financial statement presentation and disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update requires entities to consistently categorize and provide greater disaggregation of information in the rate reconciliation and to further disaggregate income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-09 may be applied retrospectively or prospectively. The enhanced disclosures required by ASU 2023-09 will be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The Company is currently evaluating the impact of this standard on its annual disclosures.
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
The following tables set forth the amortized cost, gross unrealized gains, gross unrealized losses and fair values of the Company’s marketable securities accounted for as available-for-sale securities as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial Assets:
Short-term marketable securities:
Municipal bonds	$6,016	$—	$(79)	$5,937
Corporate bonds	5,997	—	(48)	5,949
Total	$12,013	$—	$(127)	$11,886

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial Assets:
Short-term marketable securities:
Municipal bonds	$9,587	$—	$(151)	$9,436
Corporate bonds	10,523	—	(127)	10,396
Total	$20,110	$—	$(278)	$19,832

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company had $1.1 million and $1.3 million of accrued interest receivable at March 31, 2025 and December 31, 2024, respectively, included in other current assets on its Consolidated Balance Sheets related to its marketable securities. There were no realized gains or losses on marketable securities for the three months ended March 31, 2025 and 2024.
The following tables set forth the fair value of available-for-sale marketable securities by contractual maturity at March 31, 2025 and December 31, 2024.

	March 31, 2025
(in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Marketable Securities:
Municipal bonds	$5,937	$—	$—	$5,937
Corporate bonds	5,949	—	—	5,949
Total	$11,886	$—	$—	$11,886

	December 31, 2024
(in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Marketable Securities:
Municipal bonds	$9,436	$—	$—	$9,436
Corporate bonds	10,396	—	—	10,396
Total	$19,832	$—	$—	$19,832

The following tables set forth the Company’s cash equivalents and marketable securities accounted for as available-for-sale securities that were measured at fair value on a recurring basis based on the fair value hierarchy as of March 31, 2025 and December 31, 2024.

	March 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$342,381	$—	$—	$342,381
Marketable securities:
Municipal bonds	5,937	—	—	5,937
Corporate bonds	—	5,949	—	5,949
Total	$348,318	$5,949	$—	$354,267

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$364,815	$—	$—	$364,815
Marketable securities:
Municipal bonds	9,436	—	—	9,436
Corporate bonds	—	10,396	—	10,396
Total	$374,251	$10,396	$—	$384,647

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 for the three months ended March 31, 2025 and 2024.
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
The carrying value of cash, certain cash equivalents, accounts receivable, net, other current assets, accounts payable, accrued expenses and other liabilities, and contract liabilities are considered reasonable estimates of their respective fair values at March 31, 2025 and December 31, 2024 due to their short-term nature.
The Company also measures certain non-financial assets at fair value on a nonrecurring basis, primarily intangible assets, goodwill, long-lived assets in connection with periodic evaluations for potential impairment. The Company estimates the fair value of these assets using primarily unobservable inputs and as such, these are considered Level 3 fair value measurements.
Note 4. Goodwill and Intangible Assets
The following table summarizes the carrying amounts of goodwill by segment at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Goodwill	$522,766	$522,766

Intangible assets consisted of the following (in thousands):

		March 31, 2025
	Amortization Period (years)	Cost	Accumulated Amortization	Net
Customer Relationships	7 - 15	$143,101	$77,896	$65,205
Developed Technology	10 - 15	310,226	81,088	229,138
Marketing Assets	4	549	549	—
Trademarks	15	31,473	7,944	23,529
Trademark - Indefinite lived	—	13,447	—	13,447
Total		$498,796	$167,477	$331,319

		December 31, 2024
	Amortization Period (years)	Cost	Accumulated Amortization	Net
Customer Relationships	7 - 15	$143,101	$75,423	$67,678
Developed Technology	10 - 15	310,226	75,758	234,468
Marketing Assets	4	549	514	35
Trademarks	15	31,473	7,420	24,053
Trademark - Indefinite lived	—	13,447	—	13,447
Total		$498,796	$159,115	$339,681

The Company records amortization expense within cost of revenue and general and administrative expense on the Consolidated Statement of Operations. The following table summarizes the amortization expense for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Amortization of intangibles included in cost of revenue	$4,910	$4,910
Amortization of intangibles included in general and administrative expenses	3,452	3,452
Total amortization of intangibles	$8,362	$8,362

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The estimated amortization expense related to amortizable intangible assets for each of the following periods as of March 31, 2025 is as follows (in thousands):

Remainder of 2025	$24,981
2026	33,308
2027	32,758
2028	32,758
2029	32,758
Thereafter	161,309
Total	$317,872
Note 5. Debt
2028 Convertible Senior Notes
On January 11, 2021, the Company completed the sale of $345.0 million of Convertible Senior Notes with a stated interest rate of 0.25% and a maturity date of January 15, 2028 (the “2028 Convertible Notes”), unless earlier converted, redeemed, or repurchased.
The last reported sales price of the Company’s common stock was not greater than or equal to 130.0% of the conversion price of the 2028 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended December 31, 2024. Based on the terms of the 2028 Convertible Notes, the holders could not have converted all or a portion of their 2028 Convertible Notes in the first quarter of 2025. The last reported sales price of the Company’s common stock was not greater than or equal to 130.0% of the conversion price of the 2028 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended March 31, 2025. Based on the terms of the 2028 Convertible Notes, the holders cannot convert all or a portion of their 2028 Convertible Notes in the second quarter of 2025. The value of the 2028 Convertible Notes, if-converted, does not exceed the principal amount based on a closing stock price of $9.49 on March 31, 2025.
The interest expense recognized on the 2028 Convertible Notes includes $0.2 million, $0.4 million and $8,600 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended March 31, 2025. The interest expense recognized on the 2028 Convertible Notes includes $0.2 million, $0.4 million and $8,500 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended March 31, 2024. The effective interest rate on the 2028 Convertible Notes is 0.70%, which includes the interest on the 2028 Convertible Notes and amortization of the debt discount and debt issuance costs. The 2028 Convertible Notes bear interest at a rate of 0.25% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2021.
At March 31, 2025, the estimated fair value (Level 2) and net carrying amount of the 0.25% Convertible Senior Notes due 2028 was $297.1 million and $340.7 million, respectively. At December 31, 2024, the estimated fair value (Level 2) and net carrying amount of the 0.25% Convertible Senior Notes due 2028 was $284.8 million and $340.3 million, respectively.
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
The last reported sales price of the Company’s common stock was not greater than or equal to 130.0% of the conversion price of the 2025 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended December 31, 2024. Based on the terms of the 2025 Convertible Notes, the holders could not have converted all or a portion of their 2025 Convertible Notes in the first quarter of 2025. The last reported sales price of the Company’s common stock was not greater than or equal to 130.0% of the conversion price of the 2025 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended March 31, 2025. Based on the terms of the 2025 Convertible Notes, the holders cannot convert all or a portion of their 2025 Convertible Notes in the second quarter of 2025. The value of the 2025 Convertible Notes, if-converted, does not exceed the principal amount based on a closing stock price of $9.49 on March 31, 2025.
The interest expense recognized on the 2025 Convertible Notes includes $0.6 million, $0.3 million and $39,000 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended March 31, 2025. The interest expense recognized on the 2025 Convertible Notes includes $0.6 million, $0.3 million and $38,000 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended March 31, 2024. The effective interest rate on the 2025 Convertible Notes is 1.96%, which includes the interest on the 2025 Convertible Notes and amortization of the debt

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
discount and debt issuance costs. The 2025 Convertible Notes bear interest at a rate of 1.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, which began on November 1, 2020.
At March 31, 2025, the estimated fair value (Level 2) and net carrying amount of the 1.25% Convertible Senior Notes due 2025 was $200.7 million and $201.1 million, respectively. At December 31, 2024, the estimated fair value (Level 2) and net carrying amount of the 1.25% Convertible Senior Notes due 2025 was $197.7 million and $200.8 million, respectively.
Note 6. Stock-Based Compensation
The Company recorded stock-based compensation on the Consolidated Statement of Operations for the three months ended March 31, 2025 and 2024 as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$416	$395
General and administrative	8,783	6,663
Research and development	597	171
Sales and marketing	958	545
Total stock-based compensation	$10,754	$7,774
Stock Options
A summary of the stock option activity under the Company’s plans for the three months ended March 31, 2025 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2024	5,231,262	$16.14
Granted	1,836,888	$12.54
Exercised	(7,204)	$8.10
Forfeited	(287,813)	$35.21
Outstanding at March 31, 2025	6,773,133	$14.36
Vested and expected to vest at March 31, 2025	6,773,133	$14.36
Exercisable at March 31, 2025	1,927,691	$15.89
The fair value of each stock option award granted during the three months ended March 31, 2025 was estimated as of the grant date using a Black-Scholes model with the following assumptions:

Three Months Ended March 31, 2025
Expected term (in years)	5.2 - 6.5
Risk-free interest rate (%)	4.0% - 4.4%
Expected volatility (%)	56.0% - 66.7%
Dividend yield (%)	—
Weighted average grant date fair value per share	$7.15
As of March 31, 2025, there was approximately $20.8 million of unrecognized stock-based compensation expense related to stock options that will be recognized over a weighted-average period of approximately 1.7 years.
Restricted Stock
A summary of the restricted stock activity under the Company’s plans for the three months ended March 31, 2025 is as follows:

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2024	2,164,071	$14.25
Granted	1,486,932	$12.12
Vested	(161,984)	$15.02
Forfeited	(24,873)	$14.32
Nonvested at March 31, 2025	3,464,146	$13.30
As of March 31, 2025, there was approximately $25.9 million of unrecognized stock-based compensation expense related to restricted stock that will be recognized over a weighted-average period of approximately 1.5 years.
Performance-Based Restricted Stock Units
For PSUs subject to a performance condition, compensation cost is recognized straight-line over the requisite service period if the achievement of the performance condition is probable. As of March 31, 2025, the Company has determined it is probable that the performance condition will be met. For PSUs subject to a market condition, compensation cost is recognized straight-line over the requisite service period, regardless of when, if ever, the market condition is satisfied.
A summary of the PSU activity under the Company’s plans for the three months ended March 31, 2025 is as follows:

	Number of Stock Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2024	647,084	$19.35
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Nonvested at March 31, 2025	647,084	$19.35
As of March 31, 2025, there was approximately $7.3 million of unrecognized stock-based compensation expense related to nonvested PSUs that will be recognized over a weighted-average period of approximately 1.7 years.
Note 7. Revenue Recognition
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
Additional offerings within the Company's portfolio include oncology data solutions, which involves the licensing of de-identified data to pharmaceutical and biotech clients in the form of either retrospective records or prospective deliveries of data. Revenue is recognized at a point in time upon delivery of retrospective data or over time for prospective data feeds. The Company negotiates billing schedules and payment terms on a contract-by-contract basis. Contract terms generally provide for payments based on a unit-of-service arrangement and are primarily short-term.
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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
The following table summarizes the values of contract assets, capitalized commissions and contract liabilities (in thousands):

	March 31, 2025	December 31, 2024
Current contract assets (1)	$—	$100
Total contract assets	$—	$100

Current capitalized commissions (1)	$219	$206
Long-term capitalized commissions (2)	24	11
Total capitalized commissions	$243	$217

Current contract liabilities	$1,163	$409
Long-term contract liabilities (3)	299	336
Total contract liabilities	$1,462	$745

(1) Recorded within other current assets on the Consolidated Balance Sheets.
(2) Recorded within other assets on the Consolidated Balance Sheets.
(3) Recorded within other long-term liabilities on the Consolidated Balance Sheets.
Revenue recognized related to contract liability balances outstanding at the beginning of the period was $0.1 million and $1.1 million for the three months ended March 31, 2025 and 2024, respectively. Amortization of capitalized commissions was $0.1 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively.
Disaggregation of Revenue
The Company considered various factors in determining appropriate levels of homogeneous data for its disaggregation of revenue, including the nature, amount, timing, and uncertainty of revenue and cash flows. The categories align with the types of clients due to similarities of billing method, level of reimbursement, and timing of cash receipts. Unbilled amounts are accrued and allocated to payer categories based on historical experience. In future periods actual billings by payer category may differ from accrued amounts.
The following table details the disaggregation of net revenue for the three months ended March 31, 2025 (in thousands):

	Three Months Ended March 31,
	2025	2024
Client direct billing	$122,038	$112,188
Commercial insurance	24,857	23,604
Medicare and other government	21,101	20,369
Self-Pay	39	79
Total net revenue	$168,035	$156,240
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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company completed this restructuring program in 2024. For the three months ended March 31, 2024 restructuring charges were comprised of $0.7 million in severance and other employee costs, $1.0 million in Facility Footprint Optimization costs, and $0.7 million of consulting and other costs. There were no such charges for the three months ended March 31, 2025.
At December 31, 2024, the Company had $0.9 million current liabilities remaining related to the restructuring program. At March 31, 2025, current liabilities related to the restructuring program were immaterial.
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
Management assesses the recoverability of its deferred tax assets as of the end of each quarter, weighing available positive and negative evidence, and is required to establish and maintain a valuation allowance for these assets if it is more likely than not that some or all of the deferred income tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which the evidence can be objectively verified. If negative evidence exists, positive evidence is necessary to support the conclusion that a valuation allowance is not needed. A cumulative loss in recent years, commonly defined as a three-year cumulative loss position, is a significant piece of negative evidence that is difficult to overcome.
As of March 31, 2025, the Company’s U.S. operations are in a three-year cumulative loss position. Management determined that sufficient objectively verifiable positive evidence does not exist to overcome the negative evidence of the Company’s U.S. cumulative loss position. Accordingly, the Company’s estimated annual effective tax rate applied to the Company’s pre-tax loss for the three months ended March 31, 2025, includes the unfavorable impact of a partial valuation allowance against the majority of the Company’s forecasted U.S. net operating loss and tax credit carryforwards.
As of March 31, 2025, the Company’s U.K. operations are in a three-year cumulative loss position. The reversal of U.K. deferred tax liabilities will provide a source of realization to support a portion of the U.K. deferred tax assets, and therefore a valuation has been established for those deferred tax assets. Accordingly, the Company’s estimated annual effective tax rate applied to the Company’s pre-tax loss for the three months ended March 31, 2025, includes the favorable impact of recognizing a component of the U.K. benefit.
Full valuation allowances have been established for loss jurisdictions (Singapore and China), which are not included in the computation of the estimated annual effective tax rate for 2025.
For the period ended March 31, 2025, the Company has recorded tax expense, despite being in a consolidated financial loss position. This is due to a valuation allowance being recorded against U.S. deferred tax assets that are estimated to not be realized because of limitations on U.S. net operating losses created after 2017, which are limited to 80% utilization. As such, even though the U.K. continues to benefit from realization of certain deferred tax assets, the U.S. is expected to create a tax provision that exceeds the U.K. benefit.
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
The following table shows the calculations (in thousands, except net loss per share amounts):

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended March 31,
	2025	2024
NET LOSS	$(25,923)	$(27,061)

Basic weighted average shares outstanding	127,376	126,111
Diluted weighted average shares outstanding	127,376	126,111

Basic net loss per share	$(0.20)	$(0.21)
Diluted net loss per share	$(0.20)	$(0.21)

The following potential dilutive shares were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2025	2024
Stock options	223	557
Restricted stock awards	1,209	1,031
2025 Convertible Notes	5,538	5,538
2028 Convertible Notes	5,215	5,215
In addition, 647,084 shares of PSU awards are excluded from the computation of diluted EPS for the three months ended March 31, 2025 as the contingency had not been satisfied.
In connection with the 2028 Convertible Notes offering, on January 11, 2021, the Company entered into separate, privately negotiated convertible note hedge transactions (collectively, the “Capped Call Transactions”) with option counterparties pursuant to capped call confirmations at a cost of approximately $29.3 million. The potential effect of the Capped Call Transactions was excluded from the calculation of diluted net loss per share in the three months ended March 31, 2025 as the Company’s common stock closing price of $9.49 on March 31, 2025 did not exceed the conversion price of $85.75 per share. The Capped Call Transactions are not reflected in diluted net loss per share as they are anti-dilutive.
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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
Regulatory Matter
With the assistance of outside counsel, the Company voluntarily conducted an internal investigation that focused on the compliance of certain consulting and service agreements with federal healthcare laws and regulations, including those relating to fraud, waste and abuse. Based on this internal investigation, the Company voluntarily notified the Office of Inspector General of the U.S. Department of Health and Human Services (“OIG”) of the Company’s internal investigation in November 2021. The Company’s interactions with regulatory authorities and the Company’s related review of this matter are ongoing. The Company has a reserve of $11.2 million in other long-term liabilities as of March 31, 2025 and December 31, 2024 on the Consolidated Balance Sheets for potential damages and liabilities primarily associated with the federal healthcare program revenue received by the Company in connection with the agreements at issue that were identified during the course of this internal investigation. This reserve reflects management’s best estimate of the minimum probable loss associated with this matter. As a result of the internal investigation and ongoing interactions with regulatory authorities, the Company may accrue additional reserves for any related potential damages and liabilities arising out of this matter. The Company was notified on June 30, 2022, that the Department of Justice (“DOJ”) will be participating in the investigation of this matter. At this time, the Company is unable to predict the duration, scope, result or related costs associated with any further investigation, including by the OIG, DOJ, or any other governmental authority, or what penalties or remedial actions they may seek. Accordingly, at this time, the Company is unable to estimate a range of possible loss in excess of the amount reserved. Any determination that the Company’s operations or activities are not in compliance with existing laws or regulations, however, could result in the imposition of civil or criminal fines, penalties, disgorgement, restitution, equitable relief, exclusion from participation in federal healthcare programs or other losses or conduct restrictions, which could be material to the Company’s financial results or business operations.
Note 12. Segment Information
The Company has historically reported its activities in two reportable segments, (1) Clinical Services and (2) Advanced Diagnostics. In the fourth quarter of 2024, the Company simplified its operational approach, bringing its two primary segments under a single segment. This decision was driven by an analysis of the Company's reporting structure, the information available to the Chief Operating Decision Maker (“CODM”), and the strategic decisions being made by management. The Company provides services to a diverse client base, which includes community-based pathology and oncology practices, hospital pathology labs, reference labs, academic centers, and pharmaceutical companies. Revenue is derived from clients by providing clinical cancer testing, interpretation and consultative services, molecular and NGS testing, comprehensive technical and professional services offering, clinical trials and research, validation laboratory services, and oncology data solutions.
The Company's Chief Executive Officer serves as the CODM. The CODM uses net loss, as reported on the Consolidated Statements of Operations, to monitor budget versus actual results to evaluate profitability and allocate resources. The CODM is regularly provided with financial information, including revenue and expenses, in a format consistent with the Consolidated

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Statements of Operations. The CODM does not review assets at a different level or category than those disclosed in the Consolidated Balance Sheets. For further details regarding segment reporting policies and changes in reporting structure, please refer to Note 2. Summary of Significant Accounting Policies.
The following table summarizes segment information for the three months ended March 31, 2025, and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net revenue	$168,035	$156,240
Less:
Amortization	8,362	8,362
Depreciation	9,366	9,906
Stock-based compensation	10,754	7,774
Other cost of revenue(1)	85,817	81,000
Other general and administrative(1)	50,749	50,743
Other research and development(1)	9,102	6,955
Other sales and marketing(1)	21,710	19,669
Restructuring charges	—	2,398
Loss from operations	(27,825)	(30,567)
Interest income	(3,721)	(4,834)
Interest expense	1,618	1,685
Other expense (income)	(65)	263
Loss before taxes	(25,657)	(27,681)
Income tax expense (benefit)	266	(620)
Net loss	$(25,923)	$(27,061)
(1) Excludes amounts related to amortization, depreciation, and stock-based compensation, as applicable.
Note 13. Subsequent Events
On April 4, 2025, the Company closed on the acquisition of Pathline, LLC (“Pathline”), a CLIA/CAP/NYS-certified laboratory based in New Jersey. The acquisition consideration is comprised of an initial purchase price of $8.0 million and contingent consideration if Pathline completes validation of certain flow cytometry panels to receive conditional approval from the New York State Department of Health for clinical laboratory permits. If validation is completed within 90 days, the Company will pay $2.0 million in contingent consideration, $1.0 million if completed within 180 days, and no additional amount thereafter. Pathline's financial results are not material to the Company's consolidated financial position or results, and accordingly no pro forma financial information is presented.

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
Overview
NeoGenomics provides a wide range of oncology diagnostic testing and consultative services, which includes technical laboratory services and professional interpretation of laboratory test results by licensed physicians or molecular experts who specialize in pathology and oncology. We operate a network of cancer-focused testing laboratories in the United States and the United Kingdom. Our mission is to save lives by improving patient care. Our vision is to become the world’s leader in cancer testing, information, and decision support by providing uncompromising quality, exceptional service, and innovative solutions.
As of March 31, 2025, we operated College of American Pathologists (“CAP”) accredited and Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) certified laboratories in Fort Myers, Florida; Aliso Viejo and Carlsbad, California; Research Triangle Park, North Carolina; and Houston, Texas; and a CAP accredited full-service, sample-processing laboratory in Cambridge, United Kingdom. We also have several, small, non-processing laboratory locations across the United States for providing analysis services. We currently offer the following types of testing services:
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
We are a leading provider of Heme oncology diagnostic testing, which includes molecular and NGS testing, and one of the key providers of solid tumor NGS testing solutions. These tests are interpreted by our team of molecular experts and are often ordered in conjunction with other testing modalities. NGS panels, one of our fastest-growing testing areas, enable clients to receive significant biomarker information from limited samples. These comprehensive panels can allow for faster treatment decisions for patients as compared to a series of single-gene molecular tests being ordered sequentially. Our broad molecular testing menu includes NeoTYPE and Neo Comprehensive panels, which target genes relevant to a particular cancer type. Additionally, we have molecular-only and comprehensive NGS-targeted panels which combine DNA and RNA into a single workflow. This approach captures a full spectrum of genomic alterations, including mutations, fusions, copy number variations, and splicing mutations, as well as tumor mutation burden (TMB) and microsatellite instability (MSI) for solid tumors. These tests are complemented by IHC and FISH tests when necessary. This comprehensive molecular test menu allows our clients to

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

obtain most of their molecular oncology testing needs satisfied by our laboratory. This is attractive to our clients as patient samples do not need to be split and then managed across several laboratories. The acquisition of Inivata in June 2021 enhanced our capabilities with oncology liquid biopsy technology including RaDaR®, which is designed to detect residual disease and recurrence in plasma samples from patients with solid tumor malignancies. These molecular laboratory and NGS capabilities are expected to drive growth in the coming years.
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
Profitably Grow Our Core Business
•Accelerate volume growth, both through the traditional clinical and NGS modalities;
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
Seasonality and Other Factors Affecting the Business
The majority of our clinical testing volume is dependent on patients being treated by hematology/oncology professionals and other healthcare providers. The volume of our testing services generally declines modestly during the summer vacation season, year-end holiday periods and other major holidays, particularly when those holidays fall during the middle of the week. In addition, the volume of our testing tends to decline due to extreme adverse weather conditions, such as excessively hot or cold spells, heavy snow, hurricanes or tornadoes in certain regions, consequently reducing revenues and cash flows in any affected period.
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
In addition, we are monitoring the effects of recently implemented tariffs and the potential imposition of modified or additional tariffs. We may experience increased supply chain challenges and customer demand uncertainty due to rapid changes in global trade policies, which may impact our net sales and profitability.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Laboratory Developed Tests
On April 29, 2024, the FDA announced a final rule on the regulation of LDTs, which amends the FDA's regulations to make explicit that LDTs are devices under the Federal Food, Drug, and Cosmetic Act (“FD&C Act”). The FDA proposed to phase out, over the course of four years, its general enforcement discretion approach to LDTs and also issued targeted enforcement discretion policies for certain categories of LDTs. Under the final rule, the FDA would have allowed currently marketed tests offered as LDTs (that were first marketed before May 6, 2024) to stay on the market without requiring pre-market review and approval by the FDA and similarly, the FDA would not have required pre-market review and approval by the FDA for tests approved by the New York State Department of Health Clinical Laboratory Evaluation Program.
However, on March 31, 2025, the U.S. District Court for the Eastern District of Texas vacated the FDA's final rule in its entirety, ruling that the FDA exceeded its statutory authority under the FD&C Act. As a result of this decision, the final rule will not take effect, and LDTs will continue to be regulated under the existing regulatory frameworks.
Results of Operations for the Three Months Ended March 31, 2025 as Compared to the Three Months Ended March 31, 2024
Revenue
The Company has historically reported its activities in two reportable segments, (1) Clinical Services and (2) Advanced Diagnostics. In 2024, we simplified our operational approach, bringing Clinical Services and Advanced Diagnostics under a single segment. The consolidated revenue for the three months ended March 31, 2025 and 2024, are as follows:

	Three Months Ended March 31,
($ in thousands)	2025	2024	$ Change	% Change
Revenue	$168,035	$156,240	$11,795	7.5%
Revenue for the three months ended March 31, 2025 increased $11.8 million, or 7.5%, as compared to 2024. Increases in revenue primarily reflect an increase in test volume and an increase in average unit price due to strategic reimbursement initiatives partially offset by lower non-clinical revenue.
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
The consolidated cost of revenue and gross profit metrics for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
($ in thousands)	2025	2024	% Change
Cost of revenue(1):
Cost of revenue	$94,789	$90,771	4.4%
Cost of revenue as a % of revenue	56.4%	58.1%

Gross profit:
Total gross profit	$73,246	$65,469	11.9%
Gross profit margin	43.6%	41.9%
(1) Cost of revenue for the three months ended March 31, 2025 and 2024 includes $4.9 million of amortization of acquired intangible assets and $0.4 million of stock-based compensation.
Consolidated cost of revenue increased 4.4% for the three months ended March 31, 2025 as compared to 2024. The increases were primarily due to $2.8 million in higher compensation and benefit costs and a $1.8 million increase in supplies expense partially offset by $0.8 million decrease in depreciation expense.
Gross profit margin for the three months ended March 31, 2025 was 43.6% compared to 41.9% in the same period of 2024. The increase of 1.7% for the three months ended March 31, 2025 was primarily related to the increase in revenue offset by higher compensation and benefit costs and an increase in supplies expense.
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
Consolidated general and administrative expenses for the periods presented are as follows:

	Three Months Ended March 31,
($ in thousands)	2025	2024	$ Change	% Change
General and administrative	$68,207	$65,797	$2,410	3.7%
As a % of revenue	40.6%	42.1%
General and administrative expenses increased $2.4 million for the three months ended March 31, 2025, when compared to the same period in 2024. This increase was partially due to a $4.5 million increase in compensation and benefit costs and a $1.0 million increase in software and software development costs. These increases were partially offset by a decrease of $1.9 million in professional and corporate fees, a decrease of $0.6 million in facilities related charges, and a decrease of $0.4 million in recruiting expense.
Research and Development Expenses
Research and development expenses relate to costs of developing new proprietary and non-proprietary genetic tests, including compensation and benefit costs, maintenance of laboratory equipment, laboratory supplies (reagents), and outside consultants and experts assisting our research and development team, as well as stock-based compensation. Research and development expenses are presented net of research and development tax and expenditure credits from the U.K. government, which are recognized over the period necessary to match the reimbursement with the related costs when it is probable that the Company has complied with any conditions attached and will receive the reimbursement.
Consolidated research and development expenses for the periods presented are as follows:

	Three Months Ended March 31,
($ in thousands)	2025	2024	$ Change	% Change
Research and development	$10,181	$7,620	$2,561	33.6%
As a % of revenue	6.1%	4.9%
Research and development expenses increased $2.6 million for the three months ended March 31, 2025 when compared to the same period in 2024. This increase was primarily due to a $0.8 million increase in compensation and benefit costs, a $0.4 million decrease in U.K. research and development tax credits, a $0.4 million increase in supplies expense, a $0.4 million increase in consulting costs, and a $0.2 million increase in study fees.
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
Consolidated sales and marketing expenses for the periods presented are as follows:

	Three Months Ended March 31,
($ in thousands)	2025	2024	$ Change	% Change
Sales and marketing	$22,683	$20,221	$2,462	12.2%
As a % of revenue	13.5%	12.9%
Sales and marketing expenses increased $2.5 million for the three months ended March 31, 2025 when compared to the same period in 2024. This increase was primarily due to a $1.4 million increase in compensation and benefit costs due to the expansion of our sales force, an increase in professional fees of $0.6 million, and an increase in travel fees of $0.5 million.
We expect higher commissions expense in the coming quarters as we expand our sales representative force and our sales representatives generate new business. We expect our sales and marketing expenses over the long term to align with changes in revenue and we continue to evaluate the effectiveness of our incentive compensation plans.
Restructuring charges

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated restructuring charges for the periods presented are as follows:

	Three Months Ended March 31,
($ in thousands)	2025	2024	$ Change	% Change
Restructuring charges	$—	$2,398	$(2,398)	(100.0)%
As a % of revenue	—%	1.5%
Restructuring charges relate to a restructuring program to improve execution and drive efficiency across the organization. Restructuring charges consist of severance and other employee costs, costs for optimizing the Company’s geographic presence, and consulting and other costs.
Restructuring charges decreased $2.4 million for the three months ended March 31, 2025, when compared to the same period in 2024 due to the completion of restructuring activities as of December 31, 2024.
Interest Income
Interest income for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,
($ in thousands)	2025	2024	$ Change	% Change
Interest income	$(3,721)	$(4,834)	$1,113	(23.0)%
Interest income was $3.7 million for the three months ended March 31, 2025, compared to income of $4.8 million for the same periods in 2024, respectively. Interest income includes interest earned on funds held in our cash equivalent and marketable securities accounts. The decrease in interest income for the three months ended March 31, 2025 was primarily due to a reduction in the average balance of invested cash and a lower interest rate environment when compared to the same periods in 2024.
For further details regarding our investments in marketable securities, please refer to Note 3. Fair Value Measurements in the accompanying notes to the unaudited Consolidated Financial Statements.
Interest Expense
Interest expense for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,
($ in thousands)	2025	2024	$ Change	% Change
Interest expense	$1,618	$1,685	$(67)	(4.0)%
Interest expense was $1.6 million for the three months ended March 31, 2025, compared to expense of $1.7 million for the same periods in 2024. Interest expense for the three months ended March 31, 2025 and 2024 primarily reflects the effective interest rate on the 2028 Convertible Notes and the 2025 Convertible Notes which is 0.70% and 1.96%, respectively. Interest on the 2028 Convertible Notes and 2025 Convertible Notes began accruing upon issuance and is payable semi-annually.
For further details regarding the convertible notes please refer to Note 5. Debt in the accompanying notes to the Consolidated Financial Statements.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Loss Per Share
The following table provides consolidated net loss for each period along with the computation of basic and diluted net loss per share for the three months ended March 31, 2025 and 2024 (in thousands, except net loss per share data):

	Three Months Ended March 31,
	2025	2024
NET LOSS	$(25,923)	$(27,061)

Basic weighted average shares outstanding	127,376	126,111
Diluted weighted average shares outstanding	127,376	126,111

Basic net loss per share	$(0.20)	$(0.21)
Diluted net loss per share	$(0.20)	$(0.21)

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
Definitions of Non-GAAP Measures
Non-GAAP Adjusted EBITDA
“Adjusted EBITDA” is defined by NeoGenomics as net (loss) income from continuing operations before: (i) interest income, (ii) interest expense, (iii) tax (benefit) or expense, (iv) depreciation and amortization expense, (v) stock-based compensation expense, and, if applicable in a reporting period, (vi) restructuring charges, (vii) CEO transition costs, (viii) intellectual property (“IP”) litigation costs, and (ix) other significant or non-operating (income) or expenses, net.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a reconciliation of GAAP net loss to Non-GAAP EBITDA and Adjusted EBITDA for the three months ended March 31, 2025:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Net loss (GAAP)	$(25,923)	$(27,061)
Adjustments to net loss:
Interest income	(3,721)	(4,834)
Interest expense	1,618	1,685
Income tax expense (benefit)	266	(620)
Depreciation	9,366	9,905
Amortization of intangibles	8,362	8,362
EBITDA (non-GAAP)	$(10,032)	$(12,563)
Further adjustments to EBITDA:
CEO transition costs(1)	2,193	—
Stock-based compensation expense	10,754	7,774
Restructuring charges	—	2,398
IP litigation costs(2)	2,983	4,281
Other significant expenses, net(3)	1,172	1,602
Adjusted EBITDA (non-GAAP)	$7,070	$3,492
(1) For the three months ended March 31, 2025, CEO transition costs include severance costs, executive retention costs, and executive search costs.
(2) For the three months ended March 31, 2025 and March 31, 2024, IP litigation costs include legal fees.
(3) For the three months ended March 31, 2025, other significant (income) expenses, net, includes acquisition related expenses. For the three months ended March 31, 2024, other significant (income) expenses, net, includes site closure costs, and other non-recurring items.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
To date, we have financed our operations primarily through cash generated from operations, public and private sales of debt and equity securities, and bank debt borrowings.
The following table presents a summary of our consolidated cash flows for operating, investing and financing activities for the three months ended March 31, 2025 and 2024 as well balances of cash and cash equivalents and working capital:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Net cash (used in) provided by:
Operating activities	$(25,327)	$(25,915)
Investing activities	3,560	14,525
Financing activities	949	816
Net change in cash and cash equivalents	(20,818)	(10,574)
Cash and cash equivalents, beginning of period	$367,012	$342,488
Cash and cash equivalents, end of period	$346,194	$331,914
Working Capital (1), end of period	$294,237	$497,186
(1) Defined as current assets less current liabilities.
Cash Flows from Operating Activities
Cash used in operating activities during the three months ended March 31, 2025 was $25.3 million compared to $25.9 million in the same period in 2024. This $0.6 million decrease was primarily driven by our operating results (net loss adjusted for depreciation, amortization of intangibles, and other non-cash charges), which resulted in $2.7 million of lower cash used by operating activities year-over-year and a $2.1 million decrease in cash used resulting from net changes in operating assets and liabilities. The decrease in cash used related to our operating activities was primarily driven by an improvement in gross profit of $7.8 million. In addition, timing of cash receipts and cash payments in the ordinary course of business caused operating cash flow to fluctuate from period to period.
Cash Flows from Investing Activities
During the three months ended March 31, 2025, cash provided by investing activities was $3.6 million compared to $14.5 million in the same period in 2024. This change was primarily due to a $12.1 million decrease in proceeds from maturities of marketable securities and a decrease in purchases of property and equipment of $1.1 million.
Cash Flows from Financing Activities
During the three months ended March 31, 2025, cash provided by financing activities was $0.9 million compared to $0.8 million in the same period in 2024. The cash provided by financing activities during the three months ended March 31, 2025 consisted of $0.9 million for the net issuance of common stock. The primary reason for the increase in cash provided by financing activities year-over-year was the timing of cash payments for stock option exercises which can fluctuate from period to period.
Liquidity Outlook
We had $346.2 million in unrestricted cash and cash equivalents as of March 31, 2025 in addition to $11.9 million of marketable securities available to support current operational liquidity needs. We anticipate that the cash on hand, marketable securities and cash collections are sufficient to fund our near-term capital, and operating needs for at least the next 12 months. Operating needs include, but are not limited to, the planned costs to operate our business, including amounts required to fund working capital including the convertible senior notes due 2025, capital expenditures, continued research and development efforts, and potential strategic acquisitions and investments.
Capital Expenditures
We forecast capital expenditures in order to execute on our business plan and maintain growth; however, the actual amount and timing of such capital expenditures will ultimately be determined by the volume of business. We currently anticipate that our capital expenditures for the year ending December 31, 2025 will be in the range of $30.0 million to $35.0 million. During the three months ended March 31, 2025, we purchased, with cash, approximately $4.5 million of capital equipment, software and leasehold improvements. We have funded and plan to continue funding these capital expenditures with cash.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. Please refer to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 and Note 2. Summary of Significant Accounting Policies, in the accompanying notes to the unaudited Consolidated Financial Statements for a complete description of our significant accounting policies.

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
The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high-quality U.S. government and other highly credit rated debt securities. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities with short maturities. If a 1% change in interest rates were to have occurred on March 31, 2025, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we do not believe that we have a material financial market risk exposure and do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates. While we believe our marketable securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NEOGENOMICS, INC.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time the Company is engaged in legal proceedings in the ordinary course of business. For further information on legal proceedings, please refer to Note 11. Commitments and Contingencies, in the notes to the unaudited Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
You should carefully consider each of the risk factors described in Part I, Item 1A, “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 18, 2025, as well as the other information set forth in this Quarterly Report on Form 10-Q. The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our Annual Report on Form 10-K.
Business disruptions, including due to natural disasters, global conflicts or political unrest, and unstable market conditions and downturns in economic and market conditions have serious adverse consequences on our business, financial condition and stock price.
Our operations and those of suppliers, contractors and consultants are impacted by earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions. Our ability to obtain laboratory and research supplies for our products and services, for example, could be disrupted if the operations of our suppliers are affected by a man-made or natural disaster or other business interruption.
In addition, our results of operations depend on general conditions in the global economy and in global financial markets. The significant volatility associated with geopolitical tensions, including with China, and global conflicts, such as those between Russia and Ukraine and Israel and Hamas, have caused instability and disruptions in the capital and credit markets. Global economic conditions continue to be volatile and uncertain in the U.S. and abroad. Our operations are affected by economic and political changes in the markets, including higher inflation rates, increasing interest rates, supply chain disruptions, recessions, trade restrictions, tariff increases or new tariffs, and economic embargoes imposed by the U.S. Recently announced tariffs and escalation of trade disputes pose a risk to our business and have the potential to negatively impact our revenue and constrain our profits through increased expenses and weakened demand for our products and services resulting in pressure on prices we charge. Our general business strategy may be adversely affected by any economic downturn of this nature, volatile business environment or continued unpredictable and unstable market conditions.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth information concerning our purchases of common stock for the periods indicated:

Period of Repurchase	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2025 - January 31, 2025	7,395	$16.38	—	—
February 1, 2025 - February 28, 2025	3,968	$13.81	—	—
March 1, 2025 - March 31, 2025	1,097	$9.99	—	—
Total	12,460		—	—
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
The following disclosure is provided in accordance with and in satisfaction of the requirements of Item 5.02 “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K.
In connection with Melody Harris’ previously announced transition from her position as an executive officer of the Company, and her termination of employment on June 1, 2025 (the “Separation Date”), Ms. Harris and the Company entered into a transition and separation agreement (the “Separation Agreement”), dated April 27, 2025. Under the Separation Agreement, Ms. Harris agreed to a general release of claims in favor of the Company and its affiliates in exchange for the following payments and benefits, in each case subject to her compliance with the terms and conditions of the Separation Agreement and her continued compliance with her restrictive covenants: (i) continued payment of her base salary for twelve (12) months following the Separation Date; (ii) an amount equal to her target annual bonus; (iii) a pro rata amount (based on number of days employed between January 13, 2025 and the Separation Date) of her retention bonus; (iv) accelerated vesting of any time-based equity awards that are otherwise scheduled to vest within twelve (12) months following the Separation Date, with stock options remaining exercisable for twelve (12) months following the Separation Date; and (v) subject to her eligibility for, and timely election of, COBRA coverage, payment of her COBRA premiums for twelve (12) months following the Separation Date (or until the date Ms. Harris obtains health coverage from another employer, if earlier). Ms. Harris also agreed to certain transfer restrictions applicable to her Company equity.
The foregoing summary of the Separation Agreement does not purport to be complete and is qualified in its entirety by reference to the Separation Agreement, a copy of which is attached hereto as Exhibit 10.6 and is incorporated herein by reference.
Insider Trading Plans
During the quarter ended March 31, 2025, no director or Section 16 officer adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

NEOGENOMICS, INC.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Location
3.1	Amended and Restated Bylaws, as amended	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, as filed with the SEC on November 6, 2015.

3.2	Amendment to the Amended and Restated Bylaws of NeoGenomics, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 8, 2025.

10.1	Employment Agreement, executed August 10, 2022, by and between NeoGenomics, Inc. and Alicia Olivo	Provided herewith.

10.2	Amendment to the Employment Agreement, executed January 1, 2024, by and between NeoGenomics, Inc. and Alicia Olivo	Provided herewith.

10.3	Employment Agreement effective April 1, 2025, by and between NeoGenomics, Inc. and Anthony Zook.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 31, 2025.

10.4	Letter Agreement between NeoGenomics, Inc. and Christopher Smith, dated January 8, 2025.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 10, 2025.

10.5	Special Advisor Agreement between NeoGenomics, Inc. and Christopher Smith, effective April 1, 2025.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 10, 2025.

10.6	Separation Agreement, dated as of April 27, 2025, between NeoGenomics Inc. and Melody Harris	Provided herewith.

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith.

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith.

32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith.

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Provided herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Provided herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Provided herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Provided herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Provided herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Provided herewith.

104	Cover Page Interactive File (formatted as inline XBRL and contained within Exhibit 101)	Provided herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2025	NEOGENOMICS, INC.

	By:	/s/ Anthony P. Zook
	Name:	Anthony P. Zook
	Title:	Director and Chief Executive Officer

	By:	/s/ Jeffrey S. Sherman
	Name:	Jeffrey S. Sherman
	Title:	Chief Financial Officer