Form 10-Q
period 2025-06-30
NEOGENOMICS INC
filed 2025-07-29
CIK 1077183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of July 25, 2025, the registrant had 129,178,622 shares of common stock, par value $0.001 per share outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements generally can be identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intends,” “may,” “plan,” “potential,” “project,” “will,” “would,” and similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements address various matters, including the Company’s strategy, future operations, future financial position, future revenues, changing reimbursement levels from government payers and private insurers, expected synergies of the Pathline Acquisition, projected costs and capital expenditures, prospects and plans, and objectives of Management. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on February 18, 2025,in Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q as filed with the SEC on April 29, 2025, and in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q.
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NEOGENOMICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(unaudited) June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$154,723	$367,012
Marketable securities, at fair value	8,962	19,832
Accounts receivable, net	153,125	150,540
Inventories	34,171	26,748
Prepaid assets	22,831	20,165
Other current assets	9,785	11,722
Assets held for sale (Note 3)	8,956	—
Total current assets	392,553	596,019
Property and equipment (net of accumulated depreciation of $200,689 and $189,990, respectively)	85,462	94,103
Operating lease right-of-use assets	82,870	79,583
Intangible assets, net	301,795	339,681
Goodwill	524,143	522,766
Other assets	7,127	5,886
Total non-current assets	1,001,397	1,042,019
Total assets	$1,393,950	$1,638,038
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$27,492	$21,607
Accrued compensation	48,557	62,443
Accrued expenses and other liabilities	18,479	12,624
Current portion of operating lease liabilities	4,052	3,381
Current portion of convertible senior notes, net	—	200,777
Contract liabilities	1,084	409
Liabilities held for sale (Note 3)	456	—
Total current liabilities	100,120	301,241
Long-term liabilities
Operating lease liabilities	66,616	60,841
Convertible senior notes, net	341,095	340,335
Deferred income tax liabilities, net	19,976	21,510
Other long-term liabilities	12,103	11,772
Total long-term liabilities	439,790	434,458
Total liabilities	$539,910	$735,699
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.001 par value, (250,000,000 shares authorized; 128,681,713 and 128,145,333 shares issued and outstanding, respectively)	$128	$128
Additional paid-in capital	1,250,679	1,228,198
Accumulated other comprehensive income (loss)	29	(206)
Accumulated deficit	(396,796)	(325,781)
Total stockholders' equity	$854,040	$902,339
Total liabilities and stockholders’ equity	$1,393,950	$1,638,038
See the accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NEOGENOMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
NET REVENUE	$181,330	$164,502	$349,365	$320,742

COST OF REVENUE	104,072	92,008	198,861	182,779

GROSS PROFIT	77,258	72,494	150,504	137,963
Operating expenses:
General and administrative	71,747	63,328	139,954	129,125
Research and development	9,023	7,886	19,204	15,506
Sales and marketing	24,075	21,677	46,758	41,898
Restructuring charges	—	1,544	—	3,942
Impairment charges (Note 5)	20,041	—	20,041	—
Total operating expenses	124,886	94,435	225,957	190,471
LOSS FROM OPERATIONS	(47,628)	(21,941)	(75,453)	(52,508)
Interest income	(2,263)	(4,592)	(5,984)	(9,426)
Interest expense	933	1,666	2,551	3,351
Other (income) expense, net	(482)	2	(547)	265
Loss before taxes	(45,816)	(19,017)	(71,473)	(46,698)
Income tax benefit	(724)	(375)	(458)	(995)
NET LOSS	$(45,092)	$(18,642)	$(71,015)	$(45,703)

NET LOSS PER SHARE
Basic	$(0.35)	$(0.15)	$(0.56)	$(0.36)
Diluted	$(0.35)	$(0.15)	$(0.56)	$(0.36)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	127,949	126,405	127,664	126,257
Diluted	127,949	126,405	127,664	126,257
See the accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NEOGENOMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
NET LOSS	$(45,092)	$(18,642)	$(71,015)	$(45,703)

OTHER COMPREHENSIVE INCOME:
Net unrealized gain on marketable securities, net of tax	85	308	235	652
Total other comprehensive income, net of tax	85	308	235	652
COMPREHENSIVE LOSS	$(45,007)	$(18,334)	$(70,780)	$(45,051)
See the accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NEOGENOMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2024	128,145,333	$128	$1,228,198	$(206)	$(325,781)	$902,339
Issuance of common stock for ESPP	132,961	—	1,424	—	—	1,424
Issuance of restricted stock, net of forfeitures	70,829	—	(530)	—	—	(530)
Issuance of common stock for stock options	7,204	—	58	—	—	58
Stock issuance fees and expenses	—	—	(3)	—	—	(3)
Stock-based compensation expense	—	—	10,754	—	—	10,754
Net unrealized gain on marketable securities, net of tax	—	—	—	150	—	150
Net loss	—	—	—	—	(25,923)	(25,923)
Balance, March 31, 2025	128,356,327	$128	$1,239,901	$(56)	$(351,704)	$888,269
Issuance of common stock for ESPP	135,778	—	847	—	—	847
Issuance of restricted stock, net of forfeitures	187,729	—	(2,297)	—	—	(2,297)
Issuance of common stock for stock options	1,879	—	16	—	—	16
Stock issuance fees and expenses	—	—	(3)	—	—	(3)
Stock-based compensation expense	—	—	12,215	—	—	12,215
Net unrealized gain on marketable securities, net of tax	—	—	—	85	—	85
Net (loss) income	—	—	—	—	(45,092)	(45,092)
Balance, June 30, 2025	128,681,713	$128	$1,250,679	$29	$(396,796)	$854,040

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2023	127,369,142	$127	$1,190,139	$(1,674)	$(247,055)	$941,537
Issuance of common stock for ESPP	70,278	—	917	—	—	917
Issuance of restricted stock, net of forfeitures	(17,398)	—	(199)	—	—	(199)
Issuance of common stock for stock options	12,764	—	102	—	—	102
Stock issuance fees and expenses	—	—	(4)	—	—	(4)
Stock-based compensation expense	—	—	7,774	—	—	7,774
Net unrealized gain on marketable securities, net of tax	—	—	—	344	—	344
Net loss	—	—	—	—	(27,061)	(27,061)
Balance, March 31, 2024	127,434,786	$127	$1,198,729	$(1,330)	$(274,116)	$923,410
Issuance of common stock for ESPP	102,112	—	1,280	—	—	1,280
Issuance of restricted stock, net of forfeitures	32,607	—	(1,631)	—	—	(1,631)
Issuance of common stock for stock options	281,608	1	2,320	—	—	2,321
Stock issuance fees and expenses	—	—	(3)	—	—	(3)
Stock-based compensation expense	—	—	8,841	—	—	8,841
Net unrealized gain on marketable securities, net of tax	—	—	—	308	—	308
Net loss	—	—	—	—	(18,642)	(18,642)
Balance, June 30, 2024	127,851,113	$128	$1,209,536	$(1,022)	$(292,758)	$915,884
See the accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NEOGENOMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(71,015)	$(45,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	18,506	19,651
Amortization of intangibles	16,486	16,723
Stock-based compensation	22,968	16,615
Non-cash operating lease expense	3,353	4,793
Amortization of convertible debt discount	1,164	1,358
Amortization of debt issue costs	69	94
Impairment charges (Note 5)	20,041	—
Other impairment charges	—	333
Other adjustments	(340)	159
Changes in assets and liabilities, net
Accounts receivable, net	397	(15,353)
Inventories	(7,147)	835
Prepaid and other assets	(1,136)	316
Operating lease liabilities	(187)	(3,308)
Deferred income tax liabilities, net	(1,534)	(1,270)
Accrued compensation	(14,340)	(2,281)
Accounts payable and other liabilities	7,718	(4,985)
Net cash used in operating activities	(4,997)	(12,023)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of marketable securities	11,060	40,501
Purchases of property and equipment	(10,823)	(18,663)
Business acquisition, net of cash acquired	(5,991)	—
Net cash (used in) provided by investing activities	(5,754)	21,838
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, net	(234)	2,782
Repayment of convertible debt	(201,250)	—
Net cash (used in) provided by financing activities	(201,484)	2,782
Net change in cash and cash equivalents, including cash classified within current assets held for sale	(212,235)	12,597
Less: net change in cash classified within current assets held for sale	(54)	—
Net change in cash and cash equivalents	(212,289)	12,597
Cash and cash equivalents, beginning of period	367,012	342,488
Cash and cash equivalents, end of period	$154,723	$355,085

Supplemental disclosure of cash flow information:
Interest paid	$1,258	$1,691
Income taxes paid	$458	$176
Supplemental disclosure of non-cash investing and financing information:
Purchases of property and equipment included in accounts payable	$915	$2,042
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
Use of Estimates
The Company prepares its Consolidated Financial Statements in conformity with GAAP. These principles require Management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the Consolidated Financial Statements. Actual results and outcomes may differ from Management’s estimates, judgments and assumptions. Significant estimates, judgments and assumptions used in these Consolidated Financial Statements include, but are not limited, to those related to revenues, accounts receivable and related allowances, available for sale assets, contingencies, self-insurance exposures, useful lives and recovery of long-term assets and intangible assets, the fair value of assets and liabilities acquired in business combinations, income taxes and valuation allowances, stock-based compensation, and impairment analysis of goodwill. These estimates, judgments, and assumptions are reviewed periodically and the effects of material revisions in estimates are reflected on the Consolidated Financial Statements prospectively from the date of the change in estimate.
Assets Held for Sale
Assets and liabilities are classified as held for sale when Management commits to a plan to sell a disposal group in its present condition and the sale is probable and expected to close within 12 months, in accordance with ASC 360. Upon classification, the disposal group is measured at the lower of its carrying amount or fair value less costs to sell, and depreciation and amortization are suspended. Held for sale assets and liabilities are separately presented in current assets and current liabilities in the Condensed Consolidated Balance Sheets. Any loss upon initial classification or subsequent measurement is recognized in the statement of operations. Please refer to Note 3. Acquisitions and Disposals, for further information about assets held for sale.
Self-Insurance
Beginning in January 2025, the Company became self-insured for its employee health care benefits. Liabilities for self-insured exposures are accrued for the amounts expected to be paid based on historical claims experience and actuarial data for forecasted settlements of claims filed and for incurred but not yet reported claims. As of June 30, 2025, the Company has recorded self-insurance liability of $1.5 million. The Company’s estimate is subject to inherent variability which may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as a current liability in accrued compensation on the Condensed Consolidated Balance Sheets.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Segment Reporting
The Company has historically reported its activities in two reportable segments, (1) Clinical Services and (2) Advanced Diagnostics. In the fourth quarter of 2024, the Company simplified its operational approach, bringing its two primary segments under a single segment. Please refer to Note 13. Segment Information, for further information about the segment.
Sales and Marketing Expenses
Sales and marketing expenses are primarily attributable to employee-related costs including sales management, sales representatives, sales and marketing consultants, and marketing and customer service personnel in the Clinical Services segment. Advertising costs are expensed at the time they are incurred and were immaterial for the three and six months ended June 30, 2025 and 2024.
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
Note 3. Acquisitions and Disposals
Acquisition of Pathline, LLC
On April 4, 2025 (the “Pathline Acquisition Date”), the Company completed the acquisition of a 100% ownership interest in Pathline LLC (“Pathline”), a CLIA/CAP/NYS-certified laboratory based in New Jersey. The purchase price consisted of (i) gross initial consideration of $8.0 million, which was reduced by a net adjustment of $0.7 million reflective of cash and other adjustments and (ii) up to $2.0 million of contingent consideration if Pathline completes certain validation milestones within a specific timeline. As of the Pathline Acquisition Date, the Company estimated the contingent consideration liability to be $1.0 million, reflecting its best estimate regarding the achievement of the validation milestone. The Pathline acquisition aligns with the Company's strategic objective of expanding its presence, capabilities, and offerings in the Northeastern United States.
The acquisition of Pathline was determined to be a business combination and has been accounted for using the acquisition method. The purchase price and purchase price allocation were based upon Management’s best estimates and assumptions and were considered preliminary as of June 30, 2025, and are subject to future revision. The following table summarizes the estimated purchase consideration recorded for the acquisition of Pathline, the estimated fair value of the net assets acquired and liabilities assumed, and the preliminary calculation of goodwill based on the excess of the consideration transferred over the fair value of the net assets acquired and liabilities assumed at the Pathline Acquisition Date (in thousands, except per share data):

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Amount
Purchase consideration:
Initial cash consideration, net(1)	$7,275
Contingent consideration	1,000
Total purchase consideration	$8,275

Allocation of the purchase consideration:
Cash and cash equivalents	$317
Accounts receivable, net	3,324
Inventories	657
Prepaid and other current assets	443
Intangible assets	1,200
Property and equipment	1,264
Operating lease right-of-use assets	6,632
Other non-current assets	200
Total identifiable assets acquired	14,037
Total identifiable liabilities assumed	10,602
Net identifiable assets acquired	3,435
Goodwill	4,840
Total purchase consideration	$8,275
(1) Includes net adjustments of $0.7 million reflective of cash and other adjustments.
Due to the timing of the acquisition, the preliminary estimates and measurements are subject to change during the measurement period for assets acquired, liabilities assumed, and tax adjustments. The Company will finalize these amounts no later than one year from the acquisition date once it obtains the information necessary to complete the measurement process. Any changes resulting from facts and circumstances that existed as of the acquisition date may result in adjustments to the preliminary amounts disclosed above which may impact the reported results in the period those adjustments are identified.
The goodwill recognized was primarily attributable to expected synergies of the combined businesses, increased market penetration, and expanded service capabilities in the Northeast resulting from the acquisition. A majority of the goodwill resulting from the acquisition of Pathline is expected to be deductible for income tax purposes.
Acquired intangible assets consist of customer relationships, which were valued using an income-based approach by discounting expected cash flows from existing customer relationships to determine the economic benefit expected to be realized post-acquisition. These assets will be amortized over a weighted average period of seven years.
Acquisition and integration costs related to Pathline were approximately $3.2 million and $4.4 million, respectively, for the three and six months ended June 30, 2025 and are recorded as general and administrative expenses in the Company’s Consolidated Statements of Operations. There were no such amounts recorded for the three and six months ended June 30, 2024.
The results of operations of Pathline are included in the Company’s Consolidated Financial Statements beginning on the Pathline Acquisition Date. For the three and six months ended June 30, 2025, revenue related to Pathline was approximately $4.7 million. Net loss related to Pathline was approximately $2.7 million for the three and six months ended June 30, 2025. No pro forma information has been included relating to the Pathline acquisition, as this acquisition was not deemed to be material to the Company’s revenue or net loss on a pro forma basis.
Planned sale of Trapelo Health, LLC
In the second quarter of 2025, the Company initiated a plan to sell Trapelo Health, LLC (“Trapelo”), its wholly owned subsidiary, as a result of Management's assessment of the Company's long-term strategy. Management determined that the sale of Trapelo will allow the Company to focus on its core strategic operations. The sale is expected to close within a year, subject to regulatory and other customary closing conditions.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The assets and liabilities of Trapelo met the criteria for classification as held for sale and are reported at fair value less costs to sell in the Consolidated Balance Sheets as of June 30, 2025. The assets held for sale primarily consist of intangible assets. The liabilities held for sale include accrued compensation and other liabilities.
In connection with the classification of these assets and liabilities as held for sale, Management evaluated the fair value of assets for recoverability, then evaluated the fair value of the disposal group, including goodwill. The fair value of the disposal group was determined using significant unobservable inputs (Level 3) based on expected proceeds to be received upon the sale of the business. As a result of this evaluation, it was determined that the fair value of the disposal group, less costs to sell, was less than its carrying value. Accordingly, an impairment of $8.2 million, consisting of a $3.5 million loss on goodwill and a $4.7 million loss on developed technology, was recognized for both the three and six months ended June 30, 2025, under impairment charges in the Consolidated Statements of Operations.
The following table summarizes the major classes of assets and liabilities of Trapelo that were classified as held for sale in the Consolidated Balance Sheets as of June 30, 2025 (in thousands).

June 30, 2025
ASSETS
Intangible assets, net	$7,167
Property and equipment, net	1,378
Other assets	411
Total assets held for sale	$8,956

LIABILITIES	$456
Total liabilities held for sale	$456
This disposition is not accounted for as discontinued operations as it does not represent a strategic shift that will have a major effect on the Company's operations and financial results.
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
The following tables set forth the amortized cost, gross unrealized gains, gross unrealized losses and fair values of the Company’s marketable securities accounted for as available-for-sale securities as of June 30, 2025 and December 31, 2024 (in thousands):

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	June 30, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial Assets:
Short-term marketable securities:
Municipal bonds	$6,006	$—	$(26)	$5,980
Corporate bonds	2,999	—	(17)	2,982
Total	$9,005	$—	$(43)	$8,962

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial Assets:
Short-term marketable securities:
Municipal bonds	$9,587	$—	$(151)	$9,436
Corporate bonds	10,523	—	(127)	10,396
Total	$20,110	$—	$(278)	$19,832

The Company had $0.5 million and $1.3 million of accrued interest receivable at June 30, 2025 and December 31, 2024, respectively, included in other current assets on its Consolidated Balance Sheets related to its marketable securities. There were no realized gains or losses on marketable securities for the three and six months ended June 30, 2025 and 2024.
The following tables set forth the fair value of available-for-sale marketable securities by contractual maturity at June 30, 2025 and December 31, 2024.

	June 30, 2025
(in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Marketable Securities:
Municipal bonds	$5,980	$—	$—	$5,980
Corporate bonds	2,982	—	—	2,982
Total	$8,962	$—	$—	$8,962

	December 31, 2024
(in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Marketable Securities:
Municipal bonds	$9,436	$—	$—	$9,436
Corporate bonds	10,396	—	—	10,396
Total	$19,832	$—	$—	$19,832

The following tables set forth the Company’s cash equivalents and marketable securities accounted for as available-for-sale securities that were measured at fair value on a recurring basis based on the fair value hierarchy as of June 30, 2025 and December 31, 2024.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	June 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$150,113	$—	$—	$150,113
Marketable securities:
Municipal bonds	5,980	—	—	5,980
Corporate bonds	—	2,982	—	2,982
Total	$156,093	$2,982	$—	$159,075

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$364,815	$—	$—	$364,815
Marketable securities:
Municipal bonds	9,436	—	—	9,436
Corporate bonds	—	10,396	—	10,396
Total	$374,251	$10,396	$—	$384,647

There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 for the three and six months ended June 30, 2025 and 2024.
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
The carrying value of cash, certain cash equivalents, accounts receivable, net, other current assets, accounts payable, accrued expenses and other liabilities, and contract liabilities are considered reasonable estimates of their respective fair values at June 30, 2025 and December 31, 2024 due to their short-term nature.
The Company also measures certain non-financial assets at fair value on a nonrecurring basis, primarily intangible assets, goodwill, long-lived assets in connection with periodic evaluations for potential impairment. The Company estimates the fair value of these assets using primarily unobservable inputs and as such, these are considered Level 3 fair value measurements.
Note 5. Goodwill and Intangible Assets
The following table summarizes the carrying amounts of goodwill by segment at June 30, 2025 and December 31, 2024 (in thousands):

	December 31, 2024	Goodwill acquired(1)	Impairment charges(2)	June 30, 2025
Goodwill	$522,766	4,840	(3,463)	$524,143

(1) In connection with the acquisition of Pathline, the Company recognized $4.8 million of goodwill, reflecting the preliminary allocation of the purchase price to the identifiable assets acquired and liabilities assumed. Please refer to Note 3. Acquisitions and Disposals for further information about the acquisition of Pathline.
(2) In connection with the classification of the disposal group as held for sale, the Company recognized an impairment charge of $3.5 million to write down the carrying value of the group to its estimated fair value less costs to sell. Please refer to Note 3. Acquisitions and Disposals for further information about the planned disposal of Trapelo.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Intangible assets consisted of the following (in thousands):

		June 30, 2025
	Amortization Period (years)	Cost	Accumulated Amortization	Net
Customer Relationships	7 - 15	$144,301	$80,410	$63,891
Developed Technology(1)	10 - 15	276,825	74,487	202,338
Trademarks(2)	15	30,261	8,142	22,119
Trademark - Indefinite lived	—	13,447	—	13,447
Total		$464,834	$163,039	$301,795
(1) Includes an impairment loss of $10.5 million on InVisionFirst®-Lung developed technology and an impairment loss of $4.7 million related to the classification of the disposal group as held for sale. Please refer to Note 3. Acquisitions and Disposals for further information about the planned disposal of Trapelo.
(2) Includes an impairment loss of $0.9 million on InVisionFirst®-Lung trademarks.

		December 31, 2024
	Amortization Period (years)	Cost	Accumulated Amortization	Net
Customer Relationships	7 - 15	$143,101	$75,423	$67,678
Developed Technology	10 - 15	310,226	75,758	234,468
Marketing Assets	4	549	514	35
Trademarks	15	31,473	7,420	24,053
Trademark - Indefinite lived	—	13,447	—	13,447
Total		$498,796	$159,115	$339,681

The Company records amortization expense within cost of revenue and general and administrative expense on the Consolidated Statement of Operations. The following table summarizes the amortization expense for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amortization of intangibles included in cost of revenue	$4,811	$4,909	$9,721	$9,819
Amortization of intangibles included in general and administrative expenses	3,313	3,452	6,765	6,904
Total amortization of intangibles	$8,124	$8,361	$16,486	$16,723

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The estimated amortization expense related to amortizable intangible assets for each of the following periods as of June 30, 2025 is as follows (in thousands):

Remainder of 2025	$15,267
2026	30,533
2027	29,983
2028	29,983
2029	29,983
Thereafter	152,599
Total	$288,348

InVisionFirst®-Lung Impairment
In the second quarter of 2025, Management evaluated the planned launch of a new product and its impact on the current portfolio, principally InVisionFirst®-Lung. Following the evaluation, Management made a decision to implement a wind-down of the InVisionFirst®-Lung portfolio, resulting in the recognition of an impairment and associated inventory write-off. The impairment charge was measured as the excess of the carrying value of the affected assets over their estimated fair value, which was determined based on undiscounted expected future cash flows. During the three and six months ended June 30, 2025, the Company recorded impairment charges of $11.4 million and an inventory write-off of $0.4 million associated with InVisionFirst®-Lung, a legacy diagnostic test. Impairment charges consisted of a $10.5 million loss on developed technology and a $0.9 million loss on trademarks. The impairment charge and inventory write-off are included within impairment charges in the Consolidated Statements of Operations.
Note 6. Debt
2028 Convertible Senior Notes
On January 11, 2021, the Company completed the sale of $345.0 million of Convertible Senior Notes with a stated interest rate of 0.25% and a maturity date of January 15, 2028 (the “2028 Convertible Notes”), unless earlier converted, redeemed, or repurchased.
The last reported sales price of the Company’s common stock was not greater than or equal to 130.0% of the conversion price of the 2028 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended March 31, 2025. Based on the terms of the 2028 Convertible Notes, the holders could not have converted all or a portion of their 2028 Convertible Notes in the second quarter of 2025. The last reported sales price of the Company’s common stock was not greater than or equal to 130.0% of the conversion price of the 2028 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended June 30, 2025. Based on the terms of the 2028 Convertible Notes, the holders cannot convert all or a portion of their 2028 Convertible Notes in the third quarter of 2025. The value of the 2028 Convertible Notes, if-converted, does not exceed the principal amount based on a closing stock price of $7.31 on June 30, 2025.
The interest expense recognized on the 2028 Convertible Notes includes $0.2 million, $0.4 million and $8,600 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended June 30, 2025. The interest expense recognized on the 2028 Convertible Notes includes $0.4 million, $0.7 million and $17,000 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the six months ended June 30, 2025. The interest expense recognized on the 2028 Convertible Notes includes $0.2 million, $0.4 million and $8,500 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended June 30, 2024. The interest expense recognized on the 2028 Convertible Notes includes $0.4 million, $0.7 million and $17,000 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the six months ended June 30, 2024. The effective interest rate on the 2028 Convertible Notes is 0.70%, which includes the interest on the 2028 Convertible Notes and amortization of the debt discount and debt issuance costs. The 2028 Convertible Notes bear interest at a rate of 0.25% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2021.
At June 30, 2025, the estimated fair value (Level 2) and net carrying amount of the 0.25% Convertible Senior Notes due 2028 was $293.3 million and $341.1 million, respectively. At December 31, 2024, the estimated fair value (Level 2) and net carrying amount of the 0.25% Convertible Senior Notes due 2028 was $284.8 million and $340.3 million, respectively.
2025 Convertible Senior Notes

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
On May 4, 2020, the Company completed the sale of $201.3 million of Convertible Senior Notes with a stated interest rate of 1.25% and a maturity date of May 1, 2025 (the “2025 Convertible Notes”), unless earlier converted, redeemed, or repurchased. On May 1, 2025, the Company paid the outstanding principal balance on the 2025 Convertible Notes of $201.3 million and outstanding interest of $1.3 million.
The interest expense recognized on the 2025 Convertible Notes includes $0.2 million, $0.1 million and $13,000 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended June 30, 2025. The interest expense recognized on the 2025 Convertible Notes includes $0.8 million, $0.4 million and $52,000 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the six months ended June 30, 2025. The interest expense recognized on the 2025 Convertible Notes includes $0.6 million, $0.3 million and $38,000 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended June 30, 2024. The interest expense recognized on the 2025 Convertible Notes includes $1.3 million, $0.6 million and $0.1 million for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the six months ended June 30, 2024. The effective interest rate on the 2025 Convertible Notes was 1.96%, which included the interest on the 2025 Convertible Notes and amortization of the debt discount and debt issuance costs. The 2025 Convertible Notes bore interest at a rate of 1.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, which began on November 1, 2020.
Note 7. Stock-Based Compensation
The Company recorded stock-based compensation on the Consolidated Statement of Operations for the three and six months ended June 30, 2025 and 2024 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$302	$358	$718	$753
General and administrative	10,408	7,493	19,190	14,156
Research and development	675	237	1,272	408
Sales and marketing	830	753	1,788	1,298
Total stock-based compensation	$12,215	$8,841	$22,968	$16,615
Stock Options
A summary of the stock option activity under the Company’s plans for the six months ended June 30, 2025 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2024	5,231,262	$16.14
Granted	3,147,871	$11.66
Exercised	(9,083)	$8.10
Forfeited	(914,134)	$19.91
Outstanding at June 30, 2025	7,455,916	$13.80
Vested and expected to vest at June 30, 2025	7,455,916	$13.80
Exercisable at June 30, 2025	2,780,597	$15.71
The fair value of each stock option award granted during the six months ended June 30, 2025 was estimated as of the grant date using a Black-Scholes model with the following assumptions:

Six Months Ended June 30, 2025
Expected term (in years)	5.2 - 6.5
Risk-free interest rate (%)	3.8% - 4.4%
Expected volatility (%)	56.0% - 67.1%
Dividend yield (%)	—
Weighted average grant date fair value per share	$6.50

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As of June 30, 2025, there was approximately $19.4 million of unrecognized stock-based compensation expense related to stock options that will be recognized over a weighted-average period of approximately 1.6 years.
Restricted Stock
A summary of the restricted stock activity under the Company’s plans for the six months ended June 30, 2025 is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2024	2,164,071	$14.25
Granted	2,693,092	$11.19
Vested	(1,016,859)	$14.10
Forfeited	(707,958)	$12.52
Nonvested at June 30, 2025	3,132,346	$12.05
As of June 30, 2025, there was approximately $22.5 million of unrecognized stock-based compensation expense related to restricted stock that will be recognized over a weighted-average period of approximately 1.4 years.
Performance-Based Restricted Stock Units
For PSUs subject to a performance condition, compensation cost is recognized straight-line over the requisite service period if the achievement of the performance condition is probable. As of June 30, 2025, the Company has determined it is probable that the performance condition will be met. For PSUs subject to a market condition, compensation cost is recognized straight-line over the requisite service period, regardless of when, if ever, the market condition is satisfied.
A summary of the PSU activity under the Company’s plans for the six months ended June 30, 2025 is as follows:

	Number of Stock Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2024	647,084	$19.35
Granted	—	$—
Vested	—	$—
Forfeited	(58,473)	$18.62
Nonvested at June 30, 2025	588,611	$19.42
As of June 30, 2025, there was approximately $5.5 million of unrecognized stock-based compensation expense related to nonvested PSUs that will be recognized over a weighted-average period of approximately 1.4 years.
Modification of Stock Option and Restricted Stock
In the three months ended June 30, 2025, upon the promotion and departure of certain executives and in accordance with the terms of their employment agreements, 275,428 shares of previously granted time-based vesting stock options and 483,803 shares of previously granted time-based vesting restricted stock were subject to accelerated vesting. The Company accounted for the effects of the accelerated vesting of these stock awards as modifications and recognized $2.6 million of stock-based compensation which consisted of $0.5 million and $2.1 million for the acceleration of stock options and restricted stock, respectively, within general and administrative expenses on the Consolidated Statements of Operations for the three and six months ended June 30, 2025.
In the three months ended June 30, 2024, upon the departure of an executive and in accordance with the terms of their employment agreement, in addition to the retirement of a director of the Company and with approval from the Culture and Compensation Committee of the Company’s Board of Directors, 69,049 shares of previously granted time-based vesting stock options and 41,693 shares of previously granted time-based vesting restricted stock were subject to accelerated vesting. The Company accounted for the effects of the accelerated vesting of these stock awards as modifications and recognized $0.6 million of stock-based compensation which consisted of $0.3 million and $0.3 million for the acceleration of stock options and restricted stock, respectively, within general and administrative expenses on the Consolidated Statements of Operations for the three and six months ended June 30, 2024.

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
The following table summarizes the values of contract assets, capitalized commissions and contract liabilities (in thousands):

	June 30, 2025	December 31, 2024
Current contract assets (1)	$—	$100
Total contract assets	$—	$100

Current capitalized commissions (1)	$199	$206
Long-term capitalized commissions (2)	43	11
Total capitalized commissions	$242	$217

Current contract liabilities	$1,084	$409
Long-term contract liabilities (3)	443	336
Total contract liabilities	$1,527	$745

(1) Recorded within other current assets on the Consolidated Balance Sheets.
(2) Recorded within other assets on the Consolidated Balance Sheets.
(3) Recorded within other long-term liabilities on the Consolidated Balance Sheets.
Revenue recognized for the three and six months ended June 30, 2025 related to contract liability balances outstanding at the beginning of the period was $0.04 million and $0.1 million, respectively. Revenue recognized for the three and six months ended June 30, 2024 related to contract liability balances outstanding at the beginning of the period was $0.3 million and

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
$1.4 million, respectively. Amortization of capitalized commissions for the three and six months ended June 30, 2025 was $0.1 million and $0.2 million, respectively. Amortization of capitalized commissions for the three and six months ended June 30, 2024 was $0.2 million and $0.5 million, respectively.
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
The following table details the disaggregation of net revenue for the three and six months ended June 30, 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Client direct billing	$131,157	$118,305	$253,195	$230,493
Commercial insurance	28,766	24,843	53,623	48,447
Medicare and other government	21,387	21,197	42,488	41,566
Self-pay	20	157	59	236
Total net revenue	$181,330	$164,502	$349,365	$320,742
Note 9. Restructuring
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
The Company completed this restructuring program in 2024. For the three months ended June 30, 2024 restructuring charges were comprised of $0.7 million in severance and other employee costs, $0.7 million in Facility Footprint Optimization costs, and $0.1 million of consulting and other costs. For the six months ended June 30, 2024 restructuring charges were comprised of $1.4 million in severance and other employee costs, $1.6 million in Facility Footprint Optimization costs, and $0.9 million of consulting and other costs. There were no such charges for the three and six months ended June 30, 2025.
At December 31, 2024, the Company had $0.9 million current liabilities remaining related to the restructuring program. At June 30, 2025, current liabilities related to the restructuring program were immaterial.
Note 10. Income Taxes
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
As of June 30, 2025, the Company’s U.S. operations are in a three-year cumulative loss position. Management determined that sufficient objectively verifiable positive evidence does not exist to overcome the negative evidence of the Company’s U.S. cumulative loss position. Accordingly, the Company’s estimated annual effective tax rate applied to the Company’s pre-tax loss for the three and six months ended June 30, 2025, includes the unfavorable impact of a partial valuation allowance against the majority of the Company’s forecasted U.S. net operating loss and tax credit carryforwards.
As of June 30, 2025, the Company’s U.K. operations are in a three-year cumulative loss position. The reversal of U.K. deferred tax liabilities will provide a source of realization to support a portion of the U.K. deferred tax assets, and therefore a valuation has been established for those deferred tax assets. Accordingly, the Company’s estimated annual effective tax rate applied to the

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Company’s pre-tax loss for the three and six months ended June 30, 2025, includes the favorable impact of recognizing a component of the U.K. benefit.
Full valuation allowances have been established for loss jurisdictions (Singapore and China), which are not included in the computation of the estimated annual effective tax rate for 2025.
For the three and six month periods ended June 30, 2025, the Company has recorded tax benefit primarily due to the additional benefit resulting from reversal of U.K. deferred tax liabilities attributable to intangible asset impairment losses recorded during the three months ended June 30, 2025. As such, even though the U.S. continues to incur tax expense due to a valuation allowance recorded against U.S. deferred tax assets, the U.K. is expected to create a tax benefit that exceeds the U.S. expense.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. We are evaluating the full effects of the legislation on our estimated annual effective tax rate and cash tax position, but we expect that the legislation will likely not have a material impact on our financial statements. As the legislation was signed into law after the close of our second quarter, the impacts are not included in our operating results for the six months ended June 30, 2025.
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
The following table shows the calculations (in thousands, except net loss per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
NET LOSS	$(45,092)	$(18,642)	$(71,015)	$(45,703)

Basic weighted average shares outstanding	127,949	126,405	127,664	126,257
Diluted weighted average shares outstanding	127,949	126,405	127,664	126,257

Basic net loss per share	$(0.35)	$(0.15)	$(0.56)	$(0.36)
Diluted net loss per share	$(0.35)	$(0.15)	$(0.56)	$(0.36)

The following potential dilutive shares were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	1	406	97	477
Restricted stock awards	567	1,012	909	1,026
2025 Convertible Notes	—	5,538	—	5,538
2028 Convertible Notes	5,215	5,215	5,215	5,215
In addition, 588,611 shares of PSU awards are excluded from the computation of diluted EPS for the three and six months ended June 30, 2025 as the contingency had not been satisfied.
In connection with the 2028 Convertible Notes offering, on January 11, 2021, the Company entered into separate, privately negotiated convertible note hedge transactions (collectively, the “Capped Call Transactions”) with option counterparties pursuant to capped call confirmations at a cost of approximately $29.3 million. The potential effect of the Capped Call Transactions was excluded from the calculation of diluted net loss per share in the three and six months ended June 30, 2025 as

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
the Company’s common stock closing price of $7.31 on June 30, 2025 did not exceed the conversion price of $85.75 per share. The Capped Call Transactions are not reflected in diluted net loss per share as they are anti-dilutive.
Note 12. Commitments and Contingencies
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
On July 29, 2023, Natera filed a complaint in the Middle District of North Carolina alleging NeoGenomics' RaDaR® test infringes on two patents, U.S. Patent No. 11,530,454 (“the ‘454 Patent”), and U.S. Patent No. 11,519,035 (“the ‘035 Patent”). On July 31, 2023, Natera moved for a preliminary injunction. On December 27, 2023, the district court issued a preliminary injunction prohibiting the Company from making, using, selling or offering the RaDaR® 1.0 assay on the basis of a likelihood of infringement of the ‘035 Patent. The injunction specifically allows patients already using RaDaR® 1.0 to continue their use. In addition, the order explicitly allows research projects and studies that are in progress, as well as clinical trials that are in progress or have been approved, to continue. On December 28, 2023, NeoGenomics appealed the preliminary injunction to the Federal Circuit. On July 12, 2024, the Federal Circuit affirmed the injunction. On September 23, 2024, the district court issued a Stipulated Permanent Injunction relating to RaDaR® 1.0 on the same terms as the preliminary injunction, consented to by both the Company and Natera and based on the partial settlement agreement entered into by the Company and Natera. The Company recorded the settlement entered into by the Company and Natera within general and administrative expense on the Consolidated Statement of Operations, the impact of which was immaterial. After the settlement, the North Carolina litigation continued as to Natera's claim that RaDaR® 1.0 infringes the ‘454 Patent. On December 6, 2024, the Middle District of North Carolina granted Natera’s motion to amend its complaint to add counts alleging infringement of U.S. Patent No. 11,319,596 (“the ‘596 Patent”). On December 31, 2024, in response to the order to amend to include the ‘596 Patent, the Company filed a motion to depose two witnesses, which was subsequently granted by the court and the depositions were taken. Trial in the North Carolina litigation related to RaDaR® 1.1 and the ‘454 and ‘596 Patents is expected in October 2025. The Company believes that it has good and substantial defenses to the claims alleged in these suits, but there is no guarantee that the Company will prevail. As of the filing of this report with the SEC, the outcome of these matters is not estimable or probable.
On December 16, 2022, a purported shareholder class action captioned Daniel Goldenberg v. NeoGenomics, Inc., Douglas VanOort, Mark Mallon, Kathryn McKenzie, and William Bonello was filed in the United States District Court for the Southern District of New York, naming the Company and certain of the Company’s current and former officers as defendants (“the Goldenberg Matter”). This lawsuit was filed by a stockholder who claims to be suing on behalf of anyone who purchased or otherwise acquired the Company’s securities between February 27, 2020 and April 26, 2022. The lawsuit alleges that material misrepresentations and/or omissions of material fact were made in the Company’s public disclosures in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The alleged improper disclosures relate to statements regarding the Company’s menu of tests, business operations and compliance with health care laws and regulations. The Company filed a motion to dismiss the Goldenberg Matter on February 5, 2024 and the plaintiff filed its opposition to the motion on March 21, 2024. The parties are awaiting the court's ruling on the motion to dismiss. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees and expert fees. On April 27, 2023, a shareholder of the Company filed a shareholder derivative action on behalf of the Company captioned Puskarich v. VanOort, et al. in Clark County Nevada, naming certain of the Company’s current and former officers and directors as defendants. The allegations are substantially similar to the allegations asserted in the Goldenberg Matter. Substantially similar shareholder derivative actions were subsequently filed in Lee County, Florida and in the United States District Court for the Southern District of New York, captioned Wong v. VanOort, et al. and Mellema v. VanOort, et al., respectively. The court in each of these cases stayed the proceedings pending the outcome of the Goldenberg Matter. The Company believes that it has valid defenses to the claims alleged in the lawsuits, but there is no guarantee that the Company will prevail. As of the filing of this report with the SEC, the outcome of these matters is not estimable or probable.
Regulatory Matter
With the assistance of outside counsel, the Company voluntarily conducted an internal investigation that focused on the compliance of certain consulting and service agreements with federal healthcare laws and regulations, including those relating to fraud, waste and abuse. Based on this internal investigation, the Company voluntarily notified the Office of Inspector General of the U.S. Department of Health and Human Services (“OIG”) of the Company’s internal investigation in November 2021. The Company’s interactions with regulatory authorities and the Company’s related review of this matter are ongoing. The Company has a reserve of $11.2 million in other long-term liabilities as of June 30, 2025 and December 31, 2024 on the

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Consolidated Balance Sheets for potential damages and liabilities primarily associated with the federal healthcare program revenue received by the Company in connection with the agreements at issue that were identified during the course of this internal investigation. This reserve reflects Management’s best estimate of the minimum probable loss associated with this matter. As a result of the internal investigation and ongoing interactions with regulatory authorities, the Company may accrue additional reserves for any related potential damages and liabilities arising out of this matter. The Company was notified on June 30, 2022, that the Department of Justice (“DOJ”) will be participating in the investigation of this matter. As of the filing of this report with the SEC, the Company is unable to predict the duration, scope, result or related costs associated with any further investigation, including by the OIG, DOJ, or any other governmental authority, or what penalties or remedial actions they may seek. Accordingly, as of the filing of this report with the SEC, the Company is unable to estimate a range of possible loss in excess of the amount reserved. Any determination that the Company’s operations or activities are not in compliance with existing laws or regulations, however, could result in the imposition of civil or criminal fines, penalties, disgorgement, restitution, equitable relief, exclusion from participation in federal healthcare programs or other losses or conduct restrictions, which could be material to the Company’s financial results or business operations.
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
The following table summarizes segment information for the three and six months ended June 30, 2025, and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenue	$181,330	$164,502	$349,365	$320,742
Less:
Amortization	8,124	8,362	16,486	16,724
Depreciation	9,141	9,746	18,507	19,652
Stock-based compensation	12,215	8,840	22,969	16,614
Other cost of revenue(1)	95,525	82,361	181,342	163,361
Other general and administrative(1)	52,836	47,502	103,585	98,245
Other research and development(1)	7,859	7,172	16,961	14,127
Other sales and marketing(1)	23,217	20,916	44,927	40,585
Restructuring charges	—	1,544	—	3,942
Impairment charges	20,041	—	20,041	—
Loss from operations	(47,628)	(21,941)	(75,453)	(52,508)
Interest income	(2,263)	(4,592)	(5,984)	(9,426)
Interest expense	933	1,666	2,551	3,351
Other expense (income)	(482)	2	(547)	265
Loss before taxes	(45,816)	(19,017)	(71,473)	(46,698)
Income tax expense (benefit)	(724)	(375)	(458)	(995)
Net loss	$(45,092)	$(18,642)	$(71,015)	$(45,703)
(1) Excludes amounts related to amortization, depreciation, and stock-based compensation, as applicable.

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
As of June 30, 2025, we operated College of American Pathologists (“CAP”) accredited and Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) certified laboratories in Fort Myers, Florida; Aliso Viejo and Carlsbad, California; Research Triangle Park, North Carolina; Ramsey, New Jersey; and Houston, Texas; and a CAP accredited full-service, sample-processing laboratory in Cambridge, United Kingdom. We also have several, small, non-processing laboratory locations across the United States for providing analysis services. We currently offer the following types of testing services:
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
One Big Beautiful Bill Act of 2025
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant changes to federal tax law and other regulatory provisions that may impact the Company. The Company is currently assessing the impact of the OBBBA on its business, outlook, and financial statements.
Results of Operations for the Three and Six Months Ended June 30, 2025 as Compared to the Three and Six Months Ended June 30, 2024
Revenue
The Company has historically reported its activities in two reportable segments, (1) Clinical Services and (2) Advanced Diagnostics. In 2024, we simplified our operational approach, bringing Clinical Services and Advanced Diagnostics under a single segment. The consolidated revenue for the three and six months ended June 30, 2025 and 2024, are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenue	$181,330	$164,502	$16,828	10.2%	$349,365	$320,742	$28,623	8.9%
Revenue for the three and six months ended June 30, 2025 increased $16.8 million or 10.2%, and increased $28.6 million or 8.9%, respectively, as compared to 2024. Increases in revenue primarily reflect an increase in test volume, an increase in average unit price due to strategic reimbursement initiatives, and revenue from the acquisition of Pathline partially offset by lower non-clinical revenue due to macro clinical trial trends in the pharmaceutical industry and a less favorable test mix.
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
The consolidated cost of revenue and gross profit metrics for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Cost of revenue(1):
Cost of revenue	$104,072	$92,008	$12,064	13.1%	$198,861	$182,779	$16,082	8.8%
Cost of revenue as a % of revenue	57.4%	55.9%			56.9%	57.0%

Gross profit:
Total gross profit	$77,258	$72,494	$4,764	6.6%	$150,504	$137,963	$12,541	9.1%
Gross profit margin	42.6%	44.1%			43.1%	43.0%
(1) Cost of revenue for the three months ended June 30, 2025 includes $4.8 million of amortization of acquired intangible assets and $0.3 million of stock-based compensation. Cost of revenue for the three months ended June 30, 2024 includes $4.9 million of amortization of acquired intangible assets and $0.3 million of stock-based compensation. Cost of revenue for the six months ended June 30, 2025 includes $9.7 million of amortization of acquired intangible assets and $0.7 million of stock-based compensation. Cost of revenue for the six months ended June 30, 2024 includes $9.8 million of amortization of acquired intangible assets and $0.7 million of stock-based compensation.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated cost of revenue increased 13.1% for the three months ended June 30, 2025 as compared to 2024. This increase was primarily due to $7.3 million in higher compensation and benefit costs, a $3.9 million increase in supplies expense, and a $0.7 million increase in postage and shipping costs partially offset by $0.8 million decrease in depreciation expense.
Consolidated cost of revenue increased 8.8% for the six months ended June 30, 2025 as compared to 2024. This increase was primarily due to $10.1 million in higher compensation and benefit costs, a $5.7 million increase in supplies expense, and a $1.1 million increase in postage and shipping costs partially offset by $1.8 million decrease in depreciation expense.
Gross profit margin for the three and six months ended June 30, 2025 was 42.6% and 43.1%, respectively, compared to 44.1% and 43.0% in the same period of 2024. For the three and six months ended June 30, 2025, the decrease of 1.5% and increase of 0.1%, respectively, was primarily related to the increase in revenue offset by higher compensation and benefit costs and an increase in supplies expense.
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
Consolidated general and administrative expenses for the periods presented are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
General and administrative	$71,747	$63,328	$8,419	13.3%	$139,954	$129,125	$10,829	8.4%
As a % of revenue	39.6%	38.5%			40.1%	40.3%
General and administrative expenses increased $8.4 million for the three months ended June 30, 2025, when compared to the same period in 2024. This increase was partially due to a $2.7 million increase in software and software development costs, a $2.4 million increase in compensation and benefit costs, a $2.2 million increase in professional fees, and an increase in transaction costs of $0.5 million. These increases were partially offset by a decrease of $0.5 million in equipment maintenance.
General and administrative expenses increased $10.8 million for the six months ended June 30, 2025, when compared to the same period in 2024. This increase was partially due to a $6.9 million increase in compensation and benefit costs, a $4.2 million increase in software and software development costs, and a $1.7 million increase in transaction costs. These increases were partially offset by a decrease of $1.0 million in equipment maintenance, and a decrease of $0.7 million in facilities related expense.
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
Consolidated research and development expenses for the periods presented are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Research and development	$9,023	$7,886	$1,137	14.4%	$19,204	$15,506	$3,698	23.8%
As a % of revenue	5.0%	4.8%			5.5%	4.8%
Research and development expenses increased $1.1 million for the three months ended June 30, 2025 when compared to the same period in 2024. This increase was primarily due to a $0.6 million decrease in U.K. research and development tax credits, a $0.4 million increase in compensation and benefit costs, and a $0.3 million increase in supplies expense.
Research and development expenses increased $3.7 million for the six months ended June 30, 2025 when compared to the same period in 2024. This increase was primarily due to a $1.2 million increase in compensation and benefit costs, a $1.0 million decrease in U.K. research and development tax credits, a $0.6 million increase in supplies expense, and a $0.5 million increase in professional fees.

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
Consolidated sales and marketing expenses for the periods presented are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Sales and marketing	$24,075	$21,677	$2,398	11.1%	$46,758	$41,898	$4,860	11.6%
As a % of revenue	13.3%	13.2%			13.4%	13.1%
Sales and marketing expenses increased $2.4 million for the three months ended June 30, 2025 when compared to the same period in 2024. This increase was primarily due to a $1.7 million increase in compensation and benefit costs due to the expansion of our sales force, an increase in professional fees of $0.3 million, and an increase in conference and tradeshow costs of $0.2 million.
Sales and marketing expenses increased $4.9 million for the six months ended June 30, 2025 when compared to the same period in 2024. This increase was primarily due to a $3.0 million increase in compensation and benefit costs due to the expansion of our sales force, an increase in professional fees of $0.8 million, and an increase in travel fees of $0.4 million.
We expect higher commissions expense in the coming quarters as we expand our sales representative force and our sales representatives generate new business. We expect our sales and marketing expenses over the long term to align with changes in revenue and we continue to evaluate the effectiveness of our incentive compensation plans.
Restructuring charges
Consolidated restructuring charges for the periods presented are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Restructuring charges	$—	$1,544	$(1,544)	(100.0)%	$—	$3,942	$(3,942)	(100.0)%
As a % of revenue	—%	0.9%			—%	1.2%
Restructuring charges relate to a restructuring program to improve execution and drive efficiency across the organization. Restructuring charges consist of severance and other employee costs, costs for optimizing the Company’s geographic presence, and consulting and other costs.
Restructuring charges decreased $1.5 million and $3.9 million for the three and six months ended June 30, 2025, respectively, when compared to the same period in 2024 due to the completion of restructuring activities as of December 31, 2024.
Impairment charges
Consolidated impairment charges for the periods presented are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Impairment charges	$20,041	$—	$20,041	NM(2)	$20,041	$—	$20,041	NM(2)
As a % of revenue	11.1%	—%			5.7%	—%
(2) NM - Not meaningful
Impairment charges increased $20.0 million for each of the three and six months ended June 30, 2025, when compared to the same period in 2024. Impairment charges consisted of an $11.4 million impairment on InVisionFirst®-Lung intangible assets, a $8.2 million impairment on disposal groups held for sale, and a $0.4 million loss on InVisionFirst®-Lung inventory write-off.
Interest Income
Interest income for the three and six months ended June 30, 2025 and 2024 is as follows:

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Interest income	$(2,263)	$(4,592)	$2,329	(50.7)%	$(5,984)	$(9,426)	$3,442	(36.5)%
Interest income was $2.3 million and $6.0 million for the three and six months ended June 30, 2025, respectively, compared to income of $4.6 million and $9.4 million for the same periods in 2024, respectively. Interest income includes interest earned on funds held in our cash equivalent and marketable securities accounts. The decrease in interest income for the three and six months ended June 30, 2025 was primarily due to a reduction in the average balance of invested cash and a lower interest rate environment when compared to the same periods in 2024.
For further details regarding our investments in marketable securities, please refer to Note 4. Fair Value Measurements in the accompanying notes to the unaudited Consolidated Financial Statements.
Interest Expense
Interest expense for the three and six months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Interest expense	$933	$1,666	$(733)	(44.0)%	$2,551	$3,351	$(800)	(23.9)%
Interest expense was $0.9 million and $2.6 million for the three and six months ended June 30, 2025, respectively, compared to expense of $1.7 million and $3.4 million for the same periods in 2024. Interest expense for the three and six months ended June 30, 2025 and 2024 primarily reflects the effective interest rate on the 2028 Convertible Notes and the 2025 Convertible Notes which is 0.70% and 1.96%, respectively. Interest on the 2028 Convertible Notes and 2025 Convertible Notes began accruing upon issuance and is payable semi-annually. These decreases are primarily attributable to the maturity and settlement of the Company's 2025 Convertible Notes in the three months ended June 30, 2025.
For further details regarding the convertible notes please refer to Note 6. Debt in the accompanying notes to the Consolidated Financial Statements.
Net Loss Per Share
The following table provides consolidated net loss for each period along with the computation of basic and diluted net loss per share for the three and six months ended June 30, 2025 and 2024 (in thousands, except net loss per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
NET LOSS	$(45,092)	$(18,642)	$(71,015)	$(45,703)

Basic weighted average shares outstanding	127,949	126,405	127,664	126,257
Diluted weighted average shares outstanding	127,949	126,405	127,664	126,257

Basic net loss per share	$(0.35)	$(0.15)	$(0.56)	$(0.36)
Diluted net loss per share	$(0.35)	$(0.15)	$(0.56)	$(0.36)

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
Definitions of Non-GAAP Measures
Non-GAAP Adjusted EBITDA
“Adjusted EBITDA” is defined by NeoGenomics as net (loss) income from continuing operations before: (i) interest income, (ii) interest expense, (iii) tax (benefit) or expense, (iv) depreciation and amortization expense, (v) stock-based compensation expense, and, if applicable in a reporting period, (vi) restructuring charges, (vii) CEO transition costs, (viii) impairment charges, (ix) intellectual property (“IP”) litigation costs, and (x) other significant or non-operating (income) or expenses, net.
The following is a reconciliation of GAAP net loss to Non-GAAP EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Net loss (GAAP)	$(45,092)	$(18,642)	$(71,015)	$(45,703)
Adjustments to net loss:
Interest income	(2,263)	(4,592)	(5,984)	(9,426)
Interest expense	933	1,666	2,551	3,351
Income tax benefit	(724)	(375)	(458)	(995)
Depreciation	9,140	9,746	18,506	19,651
Amortization of intangibles	8,124	8,361	16,486	16,723
EBITDA (non-GAAP)	$(29,882)	$(3,836)	$(39,914)	$(16,399)
Further adjustments to EBITDA:
CEO transition costs(1)	637	—	2,831	—
Acquisition and integration related expenses(2)	3,204	—	4,376	—
Stock-based compensation expense	12,215	8,841	22,968	16,615
Restructuring charges	—	1,544	—	3,942
Impairment charges(3)	20,041	—	20,041	—
IP litigation costs(4)	4,460	1,962	7,443	6,243
Other significant expenses, net(5)	—	2,358	—	3,960
Adjusted EBITDA (non-GAAP)	$10,675	$10,869	$17,745	$14,361
(1) For the three months ended June 30, 2025, CEO transition costs include executive retention costs. For the six months ended June 30, 2025, CEO transition costs include severance costs, executive retention costs, and executive search costs. There were no such costs for the three and six months ended June 30, 2024.
(2) For the three and six months ended June 30, 2025, acquisition and integration related expenses include consulting and legal fees, severance costs, and employee retention costs.
(3) For the three and six months ended June 30, 2025, impairment charges include losses from InVisionFirst®-Lung intangible asset impairment and inventory write-off, and impairment of disposal groups held for sale. There were no such costs for the three and six months ended June 30, 2024.
(4) For the three and six months ended June 30, 2025 and June 30, 2024, IP litigation costs include legal fees.
(5) For the three and six months ended June 30, 2024, other significant (income) expenses, net, includes site closure costs, severance costs, and fees related to non-recurring legal matters. There were no such costs for the three and six months ended June 30, 2025.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
To date, we have financed our operations primarily through cash generated from operations, public and private sales of debt and equity securities, and bank debt borrowings.
The following table presents a summary of our consolidated cash flows for operating, investing and financing activities for the six months ended June 30, 2025 and 2024 as well as balances of cash and cash equivalents and working capital:

	Six Months Ended June 30,
($ in thousands)	2025	2024
Net cash (used in) provided by:
Operating activities	$(4,997)	$(12,023)
Investing activities	(5,754)	21,838
Financing activities	(201,484)	2,782
Net change in cash and cash equivalents, including cash classified within current assets held for sale	(212,235)	12,597
Less: net change in cash classified within current assets held for sale	(54)	—
Net change	(212,289)	—
Cash and cash equivalents, beginning of period	367,012	342,488
Cash and cash equivalents, end of period	$154,723	$355,085
Working Capital (1), end of period	$292,433	$294,244
(1) Defined as current assets less current liabilities.
Cash Flows from Operating Activities
Cash used in operating activities during the six months ended June 30, 2025 was $5.0 million compared to $12.0 million in the same period in 2024. This $7.0 million decrease was primarily driven by our operating results (net loss adjusted for depreciation, amortization of intangibles, and other non-cash charges), which resulted in $2.8 million of lower cash used in operating activities year-over-year and a $9.8 million decrease in cash used resulting from net changes in operating assets and liabilities. The decrease in cash used related to our operating activities was primarily driven by an improvement in gross profit of $12.5 million. In addition, timing of cash receipts and cash payments in the ordinary course of business caused operating cash flow to fluctuate from period to period.
Cash Flows from Investing Activities
During the six months ended June 30, 2025, cash used in investing activities was $5.8 million compared to cash provided by investing activities $21.8 million in the same period in 2024. This change was primarily due to a $29.4 million decrease in proceeds from maturities of marketable securities, a decrease in purchases of property and equipment of $7.8 million, and $6.0 million for the acquisition of Pathline.
Cash Flows from Financing Activities
During the six months ended June 30, 2025, cash used in financing activities was $201.5 million compared to cash provided by financing activities of $2.8 million in the same period in 2024. This change was primarily due to $201.3 million cash used for the repayment of the convertible senior notes.
Liquidity Outlook
We had $154.7 million in unrestricted cash and cash equivalents as of June 30, 2025 in addition to $9.0 million of marketable securities available to support current operational liquidity needs. We anticipate that the cash on hand, marketable securities and cash collections are sufficient to fund our near-term capital, and operating needs for at least the next 12 months. Operating needs include, but are not limited to, the planned costs to operate our business, including amounts required to fund working capital, capital expenditures, continued research and development efforts, and potential strategic acquisitions and investments.
Capital Expenditures
We forecast capital expenditures in order to execute on our business plan and maintain growth; however, the actual amount and timing of such capital expenditures will ultimately be determined by the volume of business. We currently anticipate that our capital expenditures for the year ending December 31, 2025 will be in the range of $30.0 million to $35.0 million. During the six months ended June 30, 2025, we purchased, with cash, approximately $10.8 million of capital equipment, software and leasehold improvements. We have funded and plan to continue funding these capital expenditures with cash.

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
Interest Rate Risk
In January 2021, we issued $345.0 million aggregate principal amount of the 2028 Convertible Notes. The 2028 Convertible Notes have a fixed annual interest rate of 0.25%; therefore, we do not have economic interest rate exposure with respect to the 2028 Convertible Notes. However, the fair value of the 2028 Convertible Notes is exposed to interest rate risk. Generally, the fair market value will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value is affected by our common stock price. The fair value will generally increase as our common stock price increases and will generally decrease as our common stock price declines. We carry the 2028 Convertible Notes at face value less unamortized debt discount and debt issuance costs on our balance sheet, and we present the fair value for required disclosure purposes only.
The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high-quality U.S. government and other highly credit rated debt securities. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities with short maturities. If a 1% change in interest rates were to have occurred on June 30, 2025, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we do not believe that we have a material financial market risk exposure and do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates. While we believe our marketable securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NEOGENOMICS, INC.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time the Company is engaged in legal proceedings in the ordinary course of business. For further information on legal proceedings, please refer to Note 12. Commitments and Contingencies, in the notes to the unaudited Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
You should carefully consider each of the risk factors described in Part I, Item 1A, “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 18, 2025, and in Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q as filed with the SEC on April 29, 2025, as well as the other information set forth in this Quarterly Report on Form 10-Q. The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth information concerning our purchases of common stock for the periods indicated:

Period of Repurchase	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2025 - April 31, 2025	108,049	$9.49	—	—
May 1, 2025 - May 31, 2025	5,180	$6.39	—	—
June 1, 2025 - June 30, 2025	25,375	$7.42	—	—
Total	138,604		—	—
(1) The Company's 2023 Equity Incentive Plan (the “2023 Plan”) was adopted on May 25, 2023 and amended on May 22, 2025. The 2023 Plan replaced the Amended and Restated Equity Incentive Plan, as most recently amended on May 25, 2017 (the “Prior Plan”). Both the 2023 Plan and the Prior Plan allow participants to surrender already-owned shares having a fair market value equal to the required withholding tax related to the vesting of restricted stock. Pursuant to a share withholding election made by participants in connection with the vesting of such awards, all of which were outside of a publicly announced repurchase plan, we acquired from such participants the shares noted in the table above to satisfy tax withholding obligations related to the vesting of their restricted stock. The average prices listed in the above table are averages of the fair market prices at which we valued shares withheld for purposes of calculating the number of shares to be withheld.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Insider Trading Plans
During our last fiscal quarter, the following officers, as defined in Rule 16a-1(f), adopted a Rule 10b5-1 trading arrangement as defined in Regulation S-K Item 408, as follows:
On June 5, 2025, Alicia Olivo, our Executive Vice President, General Counsel and Business Development, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 50,801 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is estimated to be from October 4, 2025 to June 30, 2026, or earlier if all transactions under the trading arrangement are completed.
On May 28, 2025, Warren Stone, our President and Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 160,908 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is estimated to be from November 13, 2025 to April 30, 2026, or earlier if all transactions under the trading arrangement are completed.

NEOGENOMICS, INC.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Location
3.1	Articles of Incorporation, as amended	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on February 28, 2020 (File No. 001-35756).

3.2	Amended and Restated Bylaws, as amended	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, as filed with the SEC on November 6, 2015 (File No. 001-35756).

3.3	Amendment to the Amended and Restated Bylaws of NeoGenomics, Inc.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on April 8, 2025 (File No. 001-35756).

10.1	Employment Agreement effective April 1, 2025, by and between NeoGenomics, Inc. and Anthony Zook.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 31, 2025 (File No. 001-35756).

10.2	Special Advisor Agreement between NeoGenomics, Inc. and Christopher Smith, effective April 1, 2025.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on January 10, 2025 (File No. 001-35756).

10.3	Separation Agreement, dated as of April 27, 2025, between NeoGenomics Inc. and Melody Harris.	Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, as filed with the SEC on April 29, 2025 (File No. 001-35756).

10.4	First Amendment of the NeoGenomics, Inc. 2023 Equity Incentive Plan, as approved by the Company's stockholders on May 22, 2025	Incorporated by reference to Annex A of the Company's Proxy Statement on Form DEF 14A as filed with the SEC on April 8, 2025 (File No. 001-35756).

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith.

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith.

32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith.

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Provided herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Provided herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Provided herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Provided herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Provided herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Provided herewith.

NEOGENOMICS, INC.

104	Cover Page Interactive File (formatted as inline XBRL and contained within Exhibit 101)	Provided herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 29, 2025	NEOGENOMICS, INC.

	By:	/s/ Anthony P. Zook
	Name:	Anthony P. Zook
	Title:	Director and Chief Executive Officer

	By:	/s/ Jeffrey S. Sherman
	Name:	Jeffrey S. Sherman
	Title:	Chief Financial Officer