Form 10-Q
period 2025-09-30
NEOGENOMICS INC
filed 2025-10-28
CIK 1077183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of October 24, 2025, the registrant had 129,387,801 shares of common stock, par value $0.001 per share outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements generally can be identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intends,” “may,” “plan,” “potential,” “project,” “will,” “would,” and similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements address various matters, including the Company’s strategy, future operations, future financial position, future revenues, changing reimbursement levels from government payers and private insurers, expected synergies of the Pathline Acquisition, the timing, performance and anticipated benefits of collaboration, partnership and licensing activities, projected costs and capital expenditures, prospects and plans, and objectives of Management. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on February 18, 2025, in Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q as filed with the SEC on April 29, 2025, and in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q.
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NEOGENOMICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(unaudited) September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$164,117	$367,012
Marketable securities, at fair value	—	19,832
Accounts receivable, net	155,296	150,540
Inventories	28,460	26,748
Prepaid assets	21,986	20,165
Other current assets	10,528	11,722
Assets held for sale (Note 3)	2,078	—
Total current assets	382,465	596,019
Property and equipment (net of accumulated depreciation of $208,977 and $189,990, respectively)	85,470	94,103
Operating lease right-of-use assets	80,150	79,583
Intangible assets, net	294,162	339,681
Goodwill	524,344	522,766
Other assets	8,189	5,886
Total non-current assets	992,315	1,042,019
Total assets	$1,374,780	$1,638,038
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$22,611	$21,607
Accrued compensation	51,301	62,443
Accrued expenses and other liabilities	17,393	12,624
Current portion of operating lease liabilities	4,507	3,381
Current portion of convertible senior notes, net	—	200,777
Contract liabilities	1,576	409
Liabilities held for sale (Note 3)	478	—
Total current liabilities	97,866	301,241
Long-term liabilities
Operating lease liabilities	64,325	60,841
Convertible senior notes, net	341,476	340,335
Deferred income tax liabilities, net	20,846	21,510
Other long-term liabilities	11,977	11,772
Total long-term liabilities	438,624	434,458
Total liabilities	$536,490	$735,699
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.001 par value, (250,000,000 shares authorized; 128,885,101 and 128,145,333 shares issued and outstanding, respectively)	$128	$128
Additional paid-in capital	1,262,016	1,228,198
Accumulated other comprehensive income (loss)	71	(206)
Accumulated deficit	(423,925)	(325,781)
Total stockholders' equity	$838,290	$902,339
Total liabilities and stockholders’ equity	$1,374,780	$1,638,038
See the accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NEOGENOMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
NET REVENUE	$187,797	$167,824	$537,162	$488,566

COST OF REVENUE	107,351	92,944	306,212	275,723

GROSS PROFIT	80,446	74,880	230,950	212,843
Operating expenses:
General and administrative	69,874	66,969	209,828	196,094
Research and development	8,694	7,684	27,898	23,190
Sales and marketing	21,806	20,415	68,564	62,313
Restructuring charges	—	1,009	—	4,951
Impairment charges (Note 5)	7,086	—	27,127	—
Total operating expenses	107,460	96,077	333,417	286,548
LOSS FROM OPERATIONS	(27,014)	(21,197)	(102,467)	(73,705)
Interest income	(1,563)	(4,673)	(7,547)	(14,099)
Interest expense	603	1,642	3,154	4,993
Other expense (income), net	335	(317)	(212)	(52)
Loss before taxes	(26,389)	(17,849)	(97,862)	(64,547)
Income tax expense (benefit)	740	(150)	282	(1,145)
NET LOSS	$(27,129)	$(17,699)	$(98,144)	$(63,402)

NET LOSS PER SHARE
Basic	$(0.21)	$(0.14)	$(0.77)	$(0.50)
Diluted	$(0.21)	$(0.14)	$(0.77)	$(0.50)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	128,415	126,953	127,917	126,491
Diluted	128,415	126,953	127,917	126,491
See the accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NEOGENOMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
NET LOSS	$(27,129)	$(17,699)	$(98,144)	$(63,402)

OTHER COMPREHENSIVE INCOME:
Net unrealized gain on marketable securities, net of tax	42	379	277	1,031
Total other comprehensive income, net of tax	42	379	277	1,031
COMPREHENSIVE LOSS	$(27,087)	$(17,320)	$(97,867)	$(62,371)
See the accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NEOGENOMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2024	128,145,333	$128	$1,228,198	$(206)	$(325,781)	$902,339
Issuance of common stock for ESPP	132,961	—	1,424	—	—	1,424
Issuance of restricted stock, net of forfeitures	70,829	—	(530)	—	—	(530)
Issuance of common stock for stock options	7,204	—	58	—	—	58
Stock issuance fees and expenses	—	—	(3)	—	—	(3)
Stock-based compensation expense	—	—	10,754	—	—	10,754
Net unrealized gain on marketable securities, net of tax	—	—	—	150	—	150
Net loss	—	—	—	—	(25,923)	(25,923)
Balance, March 31, 2025	128,356,327	$128	$1,239,901	$(56)	$(351,704)	$888,269
Issuance of common stock for ESPP	135,778	—	847	—	—	847
Issuance of restricted stock, net of forfeitures	187,729	—	(2,297)	—	—	(2,297)
Issuance of common stock for stock options	1,879	—	16	—	—	16
Stock issuance fees and expenses	—	—	(3)	—	—	(3)
Stock-based compensation expense	—	—	12,215	—	—	12,215
Net unrealized gain on marketable securities, net of tax	—	—	—	85	—	85
Net loss	—	—	—	—	(45,092)	(45,092)
Balance, June 30, 2025	128,681,713	$128	$1,250,679	$29	$(396,796)	$854,040
Issuance of common stock for ESPP	179,624	—	851	—	—	851
Issuance of restricted stock, net of forfeitures	23,764	—	184	—	—	184
Issuance of common stock for stock options	—	—	—	—	—	—
Stock issuance fees and expenses	—	—	(3)	—	—	(3)
Stock-based compensation expense	—	—	10,305	—	—	10,305
Net unrealized gain on marketable securities, net of tax	—	—	—	42	—	42
Net loss	—	—	—	—	(27,129)	(27,129)
Balance, September 30, 2025	128,885,101	$128	$1,262,016	$71	$(423,925)	$838,290

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2023	127,369,142	$127	$1,190,139	$(1,674)	$(247,055)	$941,537
Issuance of common stock for ESPP	70,278	—	917	—	—	917
Issuance of restricted stock, net of forfeitures	(17,398)	—	(199)	—	—	(199)
Issuance of common stock for stock options	12,764	—	102	—	—	102
Stock issuance fees and expenses	—	—	(4)	—	—	(4)
Stock-based compensation expense	—	—	7,774	—	—	7,774
Net unrealized gain on marketable securities, net of tax	—	—	—	344	—	344
Net loss	—	—	—	—	(27,061)	(27,061)
Balance, March 31, 2024	127,434,786	$127	$1,198,729	$(1,330)	$(274,116)	$923,410
Issuance of common stock for ESPP	102,112	—	1,280	—	—	1,280
Issuance of restricted stock, net of forfeitures	32,607	—	(1,631)	—	—	(1,631)
Issuance of common stock for stock options	281,608	1	2,320	—	—	2,321
Stock issuance fees and expenses	—	—	(3)	—	—	(3)
Stock-based compensation expense	—	—	8,841	—	—	8,841
Net unrealized gain on marketable securities, net of tax	—	—	—	308	—	308
Net loss	—	—	—	—	(18,642)	(18,642)
Balance, June 30, 2024	127,851,113	$128	$1,209,536	$(1,022)	$(292,758)	$915,884
Issuance of common stock for ESPP	75,238	—	897	—	—	897
Issuance of restricted stock, net of forfeitures	56,443	—	(603)	—	—	(603)
Issuance of common stock for stock options	79,150	—	886	—	—	886
Stock issuance fees and expenses	—	—	(4)	—	—	(4)
Stock-based compensation expense	—	—	8,470	—	—	8,470
Net unrealized gain on marketable securities, net of tax	—	—	—	379	—	379
Net loss	—	—	—	—	(17,699)	(17,699)
Balance, September 30, 2024	128,061,944	$128	$1,219,182	$(643)	$(310,457)	$908,210
See the accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NEOGENOMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(98,144)	$(63,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	27,309	29,274
Amortization of intangibles	24,120	25,085
Stock-based compensation	33,274	25,085
Non-cash operating lease expense	5,039	7,022
Amortization of convertible debt discount	1,536	2,041
Amortization of debt issue costs	78	141
Impairment charges (Note 5)	27,127	—
Other impairment charges	—	333
Other adjustments	3	204
Changes in assets and liabilities, net
Accounts receivable, net	(1,971)	(20,201)
Inventories	(1,515)	(408)
Prepaid and other assets	(1,650)	(1,206)
Operating lease liabilities	(982)	(4,287)
Deferred income tax liabilities, net	(665)	(1,514)
Accrued compensation	(11,567)	(996)
Accounts payable and other liabilities	1,895	52
Net cash provided by (used in) operating activities	3,887	(2,777)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of marketable securities	20,060	47,784
Purchases of equity securities	(500)	—
Purchases of property and equipment	(19,137)	(29,462)
Business acquisition, net of cash acquired	(6,454)	—
Net cash (used in) provided by investing activities	(6,031)	18,322
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, net	531	3,959
Repayment of convertible debt	(201,250)	—
Net cash (used in) provided by financing activities	(200,719)	3,959
Net change in cash and cash equivalents, including cash classified within current assets held for sale	(202,863)	19,504
Less: net change in cash classified within current assets held for sale	(32)	—
Net change in cash and cash equivalents	(202,895)	19,504
Cash and cash equivalents, beginning of period	367,012	342,488
Cash and cash equivalents, end of period	$164,117	$361,992

Supplemental disclosure of cash flow information:
Interest paid	$1,690	$2,139
Income taxes paid	$458	$319
Supplemental disclosure of non-cash investing and financing information:
Purchases of property and equipment included in accounts payable	$1,414	$1,688

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
Use of Estimates
The Company prepares its Consolidated Financial Statements in conformity with GAAP. These principles require Management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the Consolidated Financial Statements. Actual results and outcomes may differ from Management’s estimates, judgments and assumptions. Significant estimates, judgments and assumptions used in these Consolidated Financial Statements include, but are not limited, to those related to revenues, accounts receivable and related allowances, held for sale assets and liabilities, contingencies, self-insurance exposures, useful lives and recovery of long-term assets and intangible assets, the fair value of assets and liabilities acquired in business combinations, income taxes and valuation allowances, stock-based compensation, and impairment analysis of goodwill. These estimates, judgments, and assumptions are reviewed periodically and the effects of material revisions in estimates are reflected on the Consolidated Financial Statements prospectively from the date of the change in estimate.
Assets Held for Sale
Assets and liabilities are classified as held for sale when Management commits to a plan to sell a disposal group in its present condition and the sale is probable and expected to close within 12 months, in accordance with ASC 360. Upon classification, the disposal group is measured at the lower of its carrying amount or fair value less costs to sell, and depreciation and amortization are suspended. Held for sale assets and liabilities are separately presented in current assets and current liabilities in the Condensed Consolidated Balance Sheets (“Consolidated Balance Sheets”) as of September 30, 2025. Any loss upon initial classification or subsequent measurement is recognized in the Condensed Consolidated Statement of Operations (“Consolidated Statement of Operations”). Please refer to Note 3. Acquisitions and Disposals, for further information about assets held for sale.
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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
During the third quarter of 2025, the Company performed a qualitative assessment to determine whether it was more likely than not that the fair values of its reporting units were less than their carrying values. Such qualitative factors included macroeconomic conditions, industry and market considerations, and other relevant events. As a result of the qualitative assessment, the Company determined that there were indicators that it was more likely than not that the fair values of its reporting units were less than their carrying values. Accordingly, the Company performed a quantitative analysis and determined the reporting units’ fair values exceeded the reporting units’ carrying values and there was no impairment of the recorded goodwill as of September 30, 2025.
Self-Insurance
Beginning in January 2025, the Company became self-insured for its employee health care benefits. Liabilities for self-insured exposures are accrued for the amounts expected to be paid based on historical claims experience and actuarial data for forecasted settlements of claims filed and for incurred but not yet reported claims. As of September 30, 2025, the Company has recorded self-insurance liability of $2.8 million. The Company’s estimate is subject to inherent variability which may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as a current liability in accrued compensation on the Consolidated Balance Sheets.
Sales and Marketing Expenses
Sales and marketing expenses are primarily attributable to employee-related costs including sales management, sales representatives, sales and marketing consultants, and marketing and customer service personnel. Advertising costs are expensed at the time they are incurred and were immaterial for the three and nine months ended September 30, 2025 and 2024.
Accounting Pronouncements Pending Adoption
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update replaces the existing “development phase” model with a principle based threshold approach, allowing capitalization of software development costs once management has authorized funding and it is probable the project will be completed and used as intended, provided there is no significant development uncertainty. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this standard on its financial statement presentation and disclosures.
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
Note 3. Acquisitions and Disposals
Acquisition of Pathline, LLC
On April 4, 2025 (the “Pathline Acquisition Date”), the Company completed the acquisition of a 100% ownership interest in Pathline LLC (“Pathline”), a CLIA/CAP/NYS-certified laboratory based in New Jersey. The purchase price consisted of (i) gross initial consideration of $8.0 million, which was reduced by a net adjustment of $0.7 million reflective of cash and other adjustments and (ii) up to $2.0 million of contingent consideration if Pathline completes certain validation milestones within a specific timeline. As of the Pathline Acquisition Date, the Company estimated the contingent consideration liability to be $1.0 million, reflecting its best estimate regarding the achievement of the validation milestone. In September 2025, the Company met the contingent consideration threshold of $1.0 million upon achievement of the validation milestone. The Pathline acquisition aligns with the Company's strategic objective of expanding its presence, capabilities, and offerings in the Northeastern United States.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The acquisition of Pathline was determined to be a business combination and has been accounted for using the acquisition method. The purchase price and purchase price allocation were based upon Management’s best estimates and assumptions and were considered preliminary as of September 30, 2025, and are subject to future revision. The following table summarizes the estimated purchase consideration recorded for the acquisition of Pathline, the estimated fair value of the net assets acquired and liabilities assumed, and the preliminary calculation of goodwill based on the excess of the consideration transferred over the fair value of the net assets acquired and liabilities assumed at the Pathline Acquisition Date (in thousands, except per share data):

	April 4, 2025 (as initially reported)	Measurement Period Adjustments	April 4, 2025 (as adjusted)
Purchase consideration:
Initial cash consideration, net(1)	$7,275	$220	$7,495
Contingent consideration	1,000	—	1,000
Total purchase consideration	$8,275	$220	$8,495

Allocation of the purchase consideration:
Cash and cash equivalents	$317	$—	$317
Accounts receivable, net	3,324	—	3,324
Inventories	657	—	657
Prepaid and other current assets	443	—	443
Intangible assets	1,200	—	1,200
Property and equipment	1,264	—	1,264
Operating lease right-of-use assets	6,632	(235)	6,397
Other non-current assets	200	—	200
Total identifiable assets acquired	14,037	(235)	13,802
Total identifiable liabilities assumed	10,602	(217)	10,385
Net identifiable assets acquired	3,435	(18)	3,417
Goodwill	4,840	238	5,078
Total purchase consideration	$8,275	$220	$8,495
(1) Includes net adjustments of $0.7 million reflective of cash and other adjustments as initially reported, and $0.5 million reflective of cash and other adjustments as adjusted.
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
Acquisition and integration costs related to Pathline were approximately $0.9 million and $4.7 million, respectively, for the three and nine months ended September 30, 2025 and are recorded as general and administrative expenses in the Company’s Consolidated Statements of Operations. There were no such amounts recorded for the three and nine months ended September 30, 2024.
The results of operations of Pathline are included in the Company’s Consolidated Financial Statements beginning on the Pathline Acquisition Date. For the three and nine months ended September 30, 2025, revenue related to Pathline was approximately $4.6 million and $9.4 million, respectively. Net loss related to Pathline was approximately $2.2 million and $4.6 million for the three and nine months ended September 30, 2025, respectively. No pro forma information has been

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
included relating to the Pathline acquisition, as this acquisition was not deemed to be material to the Company’s revenue or net loss on a pro forma basis.
Planned sale of Trapelo Health, LLC
In the second quarter of 2025, the Company initiated a plan to sell Trapelo Health, LLC (“Trapelo”), its wholly owned subsidiary, as a result of Management's assessment of the Company's long-term strategy. Management determined that the sale of Trapelo will allow the Company to focus on its core strategic operations. The planned sale is expected to close within a year, subject to regulatory and other customary closing conditions.
The assets and liabilities of Trapelo met the criteria for classification as held for sale and are reported at fair value less costs to sell in the Consolidated Balance Sheets as of September 30, 2025. The assets held for sale primarily consist of intangible assets. The liabilities held for sale include accrued compensation and other liabilities.
In connection with the classification of these assets and liabilities as held for sale, Management evaluated the fair value of assets for recoverability, then evaluated the fair value of the disposal group, including goodwill. The fair value of the disposal group was determined using significant unobservable inputs (Level 3) based on expected proceeds to be received upon the sale of the business. As a result of this evaluation, it was determined that the fair value of the disposal group, less costs to sell, was less than its carrying value. Accordingly, an impairment of $8.2 million, consisting of a $3.5 million loss on goodwill and a $4.7 million loss on developed technology, was recognized for the three months ended June 30, 2025, under impairment charges in the Consolidated Statements of Operations.
During the three months ended September 30, 2025, the Company recognized an additional impairment charge of $7.1 million related to the disposal group, which remains classified as held for sale. This impairment reflects a reduction in the estimated fair value less cost to sell based on assessments of operating performance and anticipated proceeds. For the nine months ended September 30, 2025, the Company recognized impairment of $15.3 million, consisting of a $3.5 million loss on goodwill and an $11.8 million loss on developed technology, under impairment charges in the Consolidated Statements of Operations.
The following table summarizes the major classes of assets and liabilities of Trapelo that were classified as held for sale in the Consolidated Balance Sheets as of September 30, 2025 (in thousands).

September 30, 2025
ASSETS
Intangible assets, net	$1,257
Property and equipment, net	242
Other assets	579
Total assets held for sale	$2,078

LIABILITIES	$478
Total liabilities held for sale	$478
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
The following table sets forth the amortized cost, gross unrealized gains, gross unrealized losses and fair values of the Company’s marketable securities accounted for as available-for-sale securities as of December 31, 2024. There were no such amounts as of September 30, 2025.

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial Assets:
Short-term marketable securities:
Municipal bonds	$9,587	$—	$(151)	$9,436
Corporate bonds	10,523	—	(127)	10,396
Total	$20,110	$—	$(278)	$19,832

The Company had $0.5 million and $1.3 million of accrued interest receivable at September 30, 2025 and December 31, 2024, respectively, included in other current assets on its Consolidated Balance Sheets related to its marketable securities. There were no realized gains or losses on marketable securities for the three and nine months ended September 30, 2025 and 2024.
The following table sets forth the fair value of available-for-sale marketable securities by contractual maturity at December 31, 2024. There were no such amounts as of September 30, 2025.

	December 31, 2024
(in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Marketable Securities:
Municipal bonds	$9,436	$—	$—	$9,436
Corporate bonds	10,396	—	—	10,396
Total	$19,832	$—	$—	$19,832

The following tables set forth the Company’s cash equivalents and marketable securities accounted for as available-for-sale securities that were measured at fair value on a recurring basis based on the fair value hierarchy as of September 30, 2025 and December 31, 2024.

	September 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$161,421	$—	$—	$161,421
Total	$161,421	$—	$—	$161,421

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$364,815	$—	$—	$364,815
Marketable securities:
Municipal bonds	9,436	—	—	9,436
Corporate bonds	—	10,396	—	10,396
Total	$374,251	$10,396	$—	$384,647

There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 for the three and nine months ended September 30, 2025 and 2024.
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
The carrying value of cash, certain cash equivalents, accounts receivable, net, other current assets, accounts payable, accrued expenses and other liabilities, and contract liabilities are considered reasonable estimates of their respective fair values at September 30, 2025 and December 31, 2024 due to their short-term nature.
The Company also measures certain non-financial assets at fair value on a nonrecurring basis, primarily intangible assets, goodwill, long-lived assets, and the disposal group held for sale, in connection with periodic evaluations for potential impairment. The Company estimates the fair value of these assets and liabilities using primarily unobservable inputs and as such, these are considered Level 3 fair value measurements.
Note 5. Goodwill and Intangible Assets
The following table summarizes the carrying amounts of goodwill at September 30, 2025 and December 31, 2024 (in thousands):

	December 31, 2024	Goodwill acquired(1)	Impairment charges(2)	September 30, 2025
Goodwill	$522,766	5,078	(3,500)	$524,344

(1) In connection with the acquisition of Pathline, the Company recognized $5.1 million of goodwill, reflecting the allocation of the purchase price to the identifiable assets acquired and liabilities assumed. Please refer to Note 3. Acquisitions and Disposals for further information about the acquisition of Pathline.
(2) In connection with the classification of the disposal group as held for sale, the Company recognized an impairment charge of $3.5 million to write down the carrying value of the group to its estimated fair value less costs to sell. Please refer to Note 3. Acquisitions and Disposals for further information about the planned disposal of Trapelo.
Intangible assets consisted of the following (in thousands):

		September 30, 2025
	Amortization Period (years)	Cost	Accumulated Amortization	Net
Customer Relationships	7 - 15	$144,301	$82,926	$61,375
Developed Technology(1)	10 - 15	276,825	79,100	197,725
Trademarks(2)	15	30,261	8,646	21,615
Trademark - Indefinite lived	—	13,447	—	13,447
Total		$464,834	$170,672	$294,162
(1) Includes an impairment loss of $10.5 million on InVisionFirst®-Lung developed technology and an adjustment of $11.1 million related to the classification of the disposal group as held for sale. Please refer to Note 3. Acquisitions and Disposals for further information about the planned disposal of Trapelo.
(2) Includes an impairment loss of $0.9 million on InVisionFirst®-Lung trademarks.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

		December 31, 2024
	Amortization Period (years)	Cost	Accumulated Amortization	Net
Customer Relationships	7 - 15	$143,101	$75,423	$67,678
Developed Technology	10 - 15	310,226	75,758	234,468
Marketing Assets	4	549	514	35
Trademarks	15	31,473	7,420	24,053
Trademark - Indefinite lived	—	13,447	—	13,447
Total		$498,796	$159,115	$339,681

The Company records amortization expense within cost of revenue and general and administrative expense on the Consolidated Statement of Operations. The following table summarizes the amortization expense for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amortization of intangibles included in cost of revenue	$4,613	$4,910	$14,334	$14,729
Amortization of intangibles included in general and administrative expenses	3,021	3,452	9,786	10,356
Total amortization of intangibles	$7,634	$8,362	$24,120	$25,085
The estimated amortization expense related to amortizable intangible assets for each of the following periods as of September 30, 2025 is as follows (in thousands):

Remainder of 2025	$7,634
2026	30,533
2027	29,983
2028	29,983
2029	29,983
Thereafter	152,599
Total	$280,715

InVisionFirst®-Lung Impairment
In the second quarter of 2025, Management evaluated the planned launch of a new product and its impact on the current portfolio, principally InVisionFirst®-Lung. Following the evaluation, Management made a decision to implement a wind-down of the InVisionFirst®-Lung portfolio, resulting in the recognition of an impairment and associated inventory write-off. The impairment charge was measured as the excess of the carrying value of the affected assets over their estimated fair value, which was determined based on undiscounted expected future cash flows. During the nine months ended September 30, 2025, the Company recorded impairment charges of $11.4 million and an inventory write-off of $0.4 million associated with InVisionFirst®-Lung, a legacy diagnostic test. Impairment charges consisted of a $10.5 million loss on developed technology and a $0.9 million loss on trademarks. There were no such costs for the three months ended September 30, 2025. The impairment charge and inventory write-off are included within impairment charges in the Consolidated Statements of Operations.
Note 6. Debt
2028 Convertible Senior Notes
On January 11, 2021, the Company completed the sale of $345.0 million of Convertible Senior Notes with a stated interest rate of 0.25% and a maturity date of January 15, 2028 (the “2028 Convertible Notes”), unless earlier converted, redeemed, or repurchased.
The last reported sales price of the Company’s common stock was not greater than or equal to 130.0% of the conversion price of the 2028 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended June 30, 2025. Based on the terms of the 2028 Convertible Notes, the holders could not have converted all or a portion of their 2028 Convertible Notes in the third quarter of 2025. The last reported sales price of the Company’s common stock was not greater than or equal

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
to 130.0% of the conversion price of the 2028 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended September 30, 2025. Based on the terms of the 2028 Convertible Notes, the holders cannot convert all or a portion of their 2028 Convertible Notes in the fourth quarter of 2025. The value of the 2028 Convertible Notes, if-converted, does not exceed the principal amount based on a closing stock price of $7.72 on September 30, 2025.
The interest expense recognized on the 2028 Convertible Notes includes $0.2 million, $0.4 million and $8,600 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended September 30, 2025. The interest expense recognized on the 2028 Convertible Notes includes $0.6 million, $1.1 million and $26,000 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the nine months ended September 30, 2025. The interest expense recognized on the 2028 Convertible Notes includes $0.2 million, $0.4 million and $8,500 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended September 30, 2024. The interest expense recognized on the 2028 Convertible Notes includes $0.6 million, $1.1 million and $26,000 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the nine months ended September 30, 2024. The effective interest rate on the 2028 Convertible Notes is 0.70%, which includes the interest on the 2028 Convertible Notes and amortization of the debt discount and debt issuance costs. The 2028 Convertible Notes bear interest at a rate of 0.25% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2021.
At September 30, 2025, the estimated fair value (Level 2) and net carrying amount of the 0.25% Convertible Senior Notes due 2028 was $297.1 million and $341.5 million, respectively. At December 31, 2024, the estimated fair value (Level 2) and net carrying amount of the 0.25% Convertible Senior Notes due 2028 was $284.8 million and $340.3 million, respectively.
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
The interest expense recognized on the 2025 Convertible Notes includes $0.8 million, $0.4 million and $52,000 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the nine months ended September 30, 2025. There were no such amounts for the three months ended September 30, 2025. The interest expense recognized on the 2025 Convertible Notes includes $0.6 million, $0.3 million and $38,700 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended September 30, 2024. The interest expense recognized on the 2025 Convertible Notes includes $1.9 million, $0.9 million and $0.1 million for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the nine months ended September 30, 2024. The effective interest rate on the 2025 Convertible Notes was 1.96%, which included the interest on the 2025 Convertible Notes and amortization of the debt discount and debt issuance costs. The 2025 Convertible Notes bore interest at a rate of 1.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, which began on November 1, 2020.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 7. Stock-Based Compensation
The Company recorded stock-based compensation on the Consolidated Statement of Operations for the three and nine months ended September 30, 2025 and 2024 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$336	$353	$1,054	$1,106
General and administrative	8,756	7,081	27,947	21,237
Research and development	690	233	1,962	641
Sales and marketing	523	803	2,311	2,101
Total stock-based compensation	$10,305	$8,470	$33,274	$25,085
Stock Options
A summary of the stock option activity under the Company’s plans for the nine months ended September 30, 2025 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2024	5,231,262	$16.14
Granted	3,325,923	$11.56
Exercised	(9,083)	$8.10
Forfeited	(1,255,944)	$18.20
Outstanding at September 30, 2025	7,292,158	$13.70
Vested and expected to vest at September 30, 2025	7,292,158	$13.70
Exercisable at September 30, 2025	2,825,746	$15.63
The fair value of each stock option award granted during the nine months ended September 30, 2025 was estimated as of the grant date using a Black-Scholes model with the following assumptions:

Nine Months Ended September 30, 2025
Expected term (in years)	5.2 - 6.5
Risk-free interest rate (%)	3.7% - 4.4%
Expected volatility (%)	56.0% - 67.2%
Dividend yield (%)	—
Weighted average grant date fair value per share	$6.45
As of September 30, 2025, there was approximately $15.5 million of unrecognized stock-based compensation expense related to stock options that will be recognized over a weighted-average period of approximately 1.4 years.
Restricted Stock
A summary of the restricted stock activity under the Company’s plans for the nine months ended September 30, 2025 is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2024	2,164,071	$14.25
Granted	2,798,657	$11.12
Vested	(1,149,283)	$14.03
Forfeited	(794,480)	$12.45
Nonvested at September 30, 2025	3,018,965	$11.90
As of September 30, 2025, there was approximately $17.3 million of unrecognized stock-based compensation expense related to restricted stock that will be recognized over a weighted-average period of approximately 1.3 years.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Performance-Based Restricted Stock Units
For PSUs subject to a performance condition, compensation cost is recognized straight-line over the requisite service period if the achievement of the performance condition is probable. As of September 30, 2025, the Company has determined it is probable that the performance condition will be met. For PSUs subject to a market condition, compensation cost is recognized straight-line over the requisite service period, regardless of when, if ever, the market condition is satisfied.
A summary of the PSU activity under the Company’s plans for the nine months ended September 30, 2025 is as follows:

	Number of Stock Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2024	647,084	$19.35
Granted	—	$—
Vested	—	$—
Forfeited	(66,955)	$19.03
Nonvested at September 30, 2025	580,129	$19.39
As of September 30, 2025, there was approximately $4.4 million of unrecognized stock-based compensation expense related to nonvested PSUs that will be recognized over a weighted-average period of approximately 1.2 years.
Modification of Stock Option and Restricted Stock
In the three months ended September 30, 2025, upon the departure of certain executives and in accordance with the terms of their employment agreements, 30,376 shares of previously granted time-based vesting stock options and 16,772 shares of previously granted time-based vesting restricted stock were subject to accelerated vesting. The Company accounted for the effects of the accelerated vesting of these stock awards as modifications and recognized $0.2 million of stock-based compensation which consisted of $0.1 million and $0.1 million for the acceleration of stock options and restricted stock, respectively, within sales and marketing expenses on the Consolidated Statements of Operations for the three months ended September 30, 2025. In the nine months ended September 30, 2025, upon the promotion and departure of certain executives and in accordance with the terms of their employment agreements, 305,804 shares of previously granted time-based vesting stock options and 500,575 shares of previously granted time-based vesting restricted stock were subject to accelerated vesting. The Company accounted for the effects of the accelerated vesting of these stock awards as modifications and recognized $2.8 million of stock-based compensation which consisted of $0.6 million and $2.2 million for the acceleration of stock options and restricted stock, respectively, within sales and marketing expenses and general and administrative expenses on the Consolidated Statements of Operations for the nine months ended September 30, 2025.
In the nine months ended September 30, 2024, upon the departure of an executive and in accordance with the terms of their employment agreement, in addition to the retirement of a director of the Company and with approval from the Culture and Compensation Committee of the Company’s Board of Directors, 69,049 shares of previously granted time-based vesting stock options and 41,693 shares of previously granted time-based vesting restricted stock were subject to accelerated vesting. The Company accounted for the effects of the accelerated vesting of these stock awards as modifications and recognized $0.6 million of stock-based compensation which consisted of $0.3 million and $0.3 million for the acceleration of stock options and restricted stock, respectively, within general and administrative expenses on the Consolidated Statements of Operations for the nine months ended September 30, 2024. There were no such amounts for the three months ended September 30, 2024.
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
The following table summarizes the values of contract assets, capitalized commissions and contract liabilities (in thousands):

	September 30, 2025	December 31, 2024
Current contract assets (1)	$—	$100
Total contract assets	$—	$100

Current capitalized commissions (1)	$179	$206
Long-term capitalized commissions (2)	63	11
Total capitalized commissions	$242	$217

Current contract liabilities	$1,576	$409
Long-term contract liabilities (3)	507	336
Total contract liabilities	$2,083	$745

(1) Recorded within other current assets on the Consolidated Balance Sheets.
(2) Recorded within other assets on the Consolidated Balance Sheets.
(3) Recorded within other long-term liabilities on the Consolidated Balance Sheets.
Revenue recognized for the three and nine months ended September 30, 2025 related to contract liability balances outstanding at the beginning of the period was $0.01 million and $0.1 million, respectively. Revenue recognized for the three and nine months ended September 30, 2024 related to contract liability balances outstanding at the beginning of the period was $0.1 million and $1.5 million, respectively. Amortization of capitalized commissions for the three and nine months ended September 30, 2025 was $0.1 million and $0.2 million, respectively. Amortization of capitalized commissions for the three and nine months ended September 30, 2024 was $0.3 million and $0.8 million, respectively.
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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table details the disaggregation of net revenue for the three and nine months ended September 30, 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Client direct billing	$132,288	$121,648	$385,483	$352,141
Commercial insurance	32,466	24,667	86,089	73,114
Medicare and other government	22,974	21,291	65,462	62,857
Self-pay	69	218	128	454
Total net revenue	$187,797	$167,824	$537,162	$488,566
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
The Company completed this restructuring program in 2024. For the three months ended September 30, 2024, restructuring charges were comprised of $0.1 million in severance and other employee costs, and $0.9 million in Facility Footprint Optimization costs. Consulting and other costs were immaterial for the three months ended September 30, 2024. For the nine months ended September 30, 2024, restructuring charges were comprised of $1.5 million in severance and other employee costs, $2.6 million in Facility Footprint Optimization costs, and $0.8 million of consulting and other costs. There were no such charges for the three and nine months ended September 30, 2025.
At December 31, 2024, the Company had $0.9 million current liabilities remaining related to the restructuring program. At September 30, 2025, current liabilities related to the restructuring program were immaterial.
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
As of September 30, 2025, the Company’s U.S. operations are in a three-year cumulative loss position. Management determined that sufficient objectively verifiable positive evidence does not exist to overcome the negative evidence of the Company’s U.S. cumulative loss position. Accordingly, the Company’s estimated annual effective tax rate applied to the Company’s pre-tax loss for the three and nine months ended September 30, 2025, includes the unfavorable impact of a partial valuation allowance against the majority of the Company’s forecasted U.S. net operating loss and tax credit carryforwards.
As of September 30, 2025, the Company’s U.K. operations are in a three-year cumulative loss position. However, the reversal of U.K. deferred tax liabilities will provide a source of realization to support a portion of the U.K. deferred tax assets, and therefore a valuation allowance has not been established for those deferred tax assets. Accordingly, the Company’s estimated annual effective tax rate applied to the Company’s pre-tax loss for the three and nine months ended September 30, 2025, includes the favorable impact of recognizing a component of the U.K. benefit.
For the three and nine month periods ended September 30, 2025, the Company has recorded tax expense primarily related to impacts of recently enacted U.S. tax legislation on the realizability of the company’s U.S. net operating loss and tax credit carryforwards, offset with benefit resulting from reversal of U.K. deferred tax liabilities attributable to intangible assets.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. The Company evaluated the enacted effects of the legislation on its estimated annual effective tax rate and cash tax position, finding that the legislation will not have a material impact on its financial statements.

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
The following table shows the calculations (in thousands, except net loss per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
NET LOSS	$(27,129)	$(17,699)	$(98,144)	$(63,402)

Basic weighted average shares outstanding	128,415	126,953	127,917	126,491
Diluted weighted average shares outstanding	128,415	126,953	127,917	126,491

Basic net loss per share	$(0.21)	$(0.14)	$(0.77)	$(0.50)
Diluted net loss per share	$(0.21)	$(0.14)	$(0.77)	$(0.50)

The following potential dilutive shares were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	—	514	38	487
Restricted stock awards	457	1,121	667	1,028
2025 Convertible Notes	—	5,538	—	5,538
2028 Convertible Notes	5,215	5,215	5,215	5,215
In addition, 580,129 shares of PSU awards are excluded from the computation of diluted EPS for the three and nine months ended September 30, 2025 as the contingency had not been satisfied.
In connection with the 2028 Convertible Notes offering, on January 11, 2021, the Company entered into separate, privately negotiated convertible note hedge transactions (collectively, the “Capped Call Transactions”) with option counterparties pursuant to capped call confirmations at a cost of approximately $29.3 million. The potential effect of the Capped Call Transactions was excluded from the calculation of diluted net loss per share in the three and nine months ended September 30, 2025 as the Company’s common stock closing price of $7.72 on September 30, 2025 did not exceed the conversion price of $85.75 per share. The Capped Call Transactions are not reflected in diluted net loss per share as they are anti-dilutive.
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
On July 29, 2023, Natera filed a complaint in the Middle District of North Carolina alleging NeoGenomics' RaDaR® test infringes on two patents, U.S. Patent No. 11,530,454 (“the ‘454 Patent”), and U.S. Patent No. 11,519,035 (“the ‘035 Patent”). On July 31, 2023, Natera moved for a preliminary injunction. On December 27, 2023, the district court issued a preliminary injunction prohibiting the Company from making, using, selling or offering the RaDaR® 1.0 assay on the basis of a likelihood of

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
infringement of the ‘035 Patent. The injunction specifically allows patients already using RaDaR® 1.0 to continue their use. In addition, the order explicitly allows research projects and studies that are in progress, as well as clinical trials that are in progress or have been approved, to continue. On December 28, 2023, NeoGenomics appealed the preliminary injunction to the Federal Circuit. On July 12, 2024, the Federal Circuit affirmed the injunction. On September 23, 2024, the district court issued a Stipulated Permanent Injunction relating to RaDaR® 1.0 on the same terms as the preliminary injunction, consented to by both the Company and Natera and based on the partial settlement agreement entered into by the Company and Natera. The Company recorded the settlement entered into by the Company and Natera within general and administrative expense on the Consolidated Statement of Operations, the impact of which was immaterial. After the settlement, the North Carolina litigation continued as to Natera's claim that RaDaR® 1.0 infringes the ‘454 Patent. On December 6, 2024, the district court granted Natera’s motion to amend its complaint to add counts alleging infringement of U.S. Patent No. 11,319,596 (“the ‘596 Patent”). On August 29, 2025, the district court granted NeoGenomics’ motion for summary judgment that Natera’s ‘454 and ‘596 Patents are invalid for claiming ineligible subject matter. On September 29, 2025, the district court dismissed Natera’s claims against NeoGenomics with prejudice and entered declaratory judgment of invalidity of both of Natera’s asserted patents.
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
Regulatory Matter
With the assistance of outside counsel, the Company voluntarily conducted an internal investigation that focused on the compliance of certain consulting and service agreements with federal healthcare laws and regulations, including those relating to fraud, waste and abuse. Based on this internal investigation, the Company voluntarily notified the Office of Inspector General of the U.S. Department of Health and Human Services (“OIG”) of the Company’s internal investigation in November 2021. The Company’s interactions with regulatory authorities and the Company’s related review of this matter are ongoing. The Company has a reserve of $11.2 million in other long-term liabilities as of September 30, 2025 and December 31, 2024 on the Consolidated Balance Sheets for potential damages and liabilities primarily associated with the federal healthcare program revenue received by the Company in connection with the agreements at issue that were identified during the course of this internal investigation. This reserve reflects Management’s best estimate of the minimum probable loss associated with this matter. As a result of the internal investigation and ongoing interactions with regulatory authorities, the Company may accrue additional reserves for any related potential damages and liabilities arising out of this matter. The Company was notified on June 30, 2022, that the Department of Justice (“DOJ”) will be participating in the investigation of this matter. As of the filing of this report with the SEC, the Company is unable to predict the duration, scope, result or related costs associated with any further investigation, including by the OIG, DOJ, or any other governmental authority, or what penalties or remedial actions they may seek. Accordingly, as of the filing of this report with the SEC, the Company is unable to estimate a range of possible loss in excess of the amount reserved. Any determination that the Company’s operations or activities are not in compliance with existing laws or regulations, however, could result in the imposition of civil or criminal fines, penalties, disgorgement, restitution, equitable relief, exclusion from participation in federal healthcare programs or other losses or conduct restrictions, which could be material to the Company’s financial results or business operations.
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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Statements of Operations. The CODM does not review assets at a different level or category than those disclosed in the Consolidated Balance Sheets.
The following table summarizes segment information for the three and nine months ended September 30, 2025, and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenue	$187,797	$167,824	$537,162	$488,566
Less:
Amortization	7,634	8,362	24,120	25,086
Depreciation	8,802	9,623	27,309	29,275
Stock-based compensation	10,305	8,470	33,274	25,084
Other cost of revenue(1)	99,334	83,563	280,676	246,924
Other general and administrative(1)	52,926	51,414	156,511	149,659
Other research and development(1)	7,465	6,975	24,426	21,102
Other sales and marketing(1)	21,259	19,605	66,186	60,190
Restructuring charges	—	1,009	—	4,951
Impairment charges	7,086	—	27,127	—
Loss from operations	(27,014)	(21,197)	(102,467)	(73,705)
Interest income	(1,563)	(4,673)	(7,547)	(14,099)
Interest expense	603	1,642	3,154	4,993
Other expense (income)	335	(317)	(212)	(52)
Loss before taxes	(26,389)	(17,849)	(97,862)	(64,547)
Income tax expense (benefit)	740	(150)	282	(1,145)
Net loss	$(27,129)	$(17,699)	$(98,144)	$(63,402)
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
As of September 30, 2025, we operated College of American Pathologists (“CAP”) accredited and Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) certified laboratories in Fort Myers, Florida; Aliso Viejo and Carlsbad, California; Research Triangle Park, North Carolina; Ramsey, New Jersey; and Houston, Texas; and a CAP accredited full-service, sample-processing laboratory in Cambridge, United Kingdom. We also have several, small, non-processing laboratory locations across the United States for providing analysis services. We currently offer the following types of testing services:
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
•Molecular testing – a rapidly growing field which includes a broad range of laboratory techniques utilized in cancer testing. Most molecular techniques rely on the analysis of DNA and/or RNA, in order to identify genetic alterations associated with disease. Common molecular testing technologies include DNA fragment length analysis; polymerase chain reaction (“PCR”) analysis; reverse transcriptase polymerase chain reaction (“RT-PCR”) analysis, real-time (or quantitative) polymerase chain reaction (“qPCR”) analysis; Sanger sequencing analysis; and next-generation sequencing (“NGS”) analysis.

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
Reportable Segments
We operate under a single segment based on an analysis of our reporting structure, the information available to our Chief Operating Decision Maker (“CODM”), and the strategic decisions being made to manage the business. This approach aims to streamline our operations and enhance our service offerings to our diverse client base, which includes community-based pathology and oncology practices, hospital pathology labs, reference labs, academic centers, and pharmaceutical companies.
Revenue Streams
Our single operating segment encompasses a comprehensive range of services. The revenue streams include:
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
Strategic Focus
We aim to provide a seamless and integrated service offering to our clients. Our operating approach allows us to leverage our expertise in oncology and molecular diagnostics to support both clinical and pharmaceutical clients more effectively. Our commitment to connecting patients with life-altering therapies and trials remains a core focus. We have invested in leading technologies to secure data and maintain transparency and choice for patients through our Notice of Privacy Practices.
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
National Direct Sales Force
Our direct sales force has been trained extensively in cancer genetic testing and consultative selling skills to service the needs of clients. Our clinical services sales team is organized into ten regions in the United States – Northeast, Pacific North, South Central, South East, West, Mid-Atlantic, Mountain, Central, Great Lakes and Florida. Our sales team is focused on value-based care solutions and end-to-end client experience as a growth driver. For our pharmaceutical development services, we have a dedicated team of business development specialists who are experienced in working with sponsors and helping them with the testing needs of their research and development projects as well as Phase I, II and III studies. These sales representatives utilize our custom Customer Relationship Management System (“CRM”) to manage their territories, and we have integrated the key customer care functionality within our LIMS into the CRM so that our sales representatives can stay informed of emerging issues and opportunities within their regions. Our in-house customer care team is aligned with our field sales team to serve the needs of our clients by utilizing the same LIMS and CRM. Our field teams can see in real time when a client calls the laboratory, the reason for the call and the resolution, and determine if face-to-face interaction is needed for follow-up. Our sales force educates clients on new test offerings and their proper utilization, and our representatives are often seen as trusted advisors by our clients.
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
One Big Beautiful Bill Act of 2025
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant changes to federal tax law and other regulatory provisions that may impact the Company. Based on the Company’s evaluation, the OBBBA will have immaterial impacts to the Company’s financial results.
Results of Operations for the Three and Nine Months Ended September 30, 2025 as Compared to the Three and Nine Months Ended September 30, 2024
Revenue
The consolidated revenue for the three and nine months ended September 30, 2025 and 2024, are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenue	$187,797	$167,824	$19,973	11.9%	$537,162	$488,566	$48,596	9.9%
Revenue for the three and nine months ended September 30, 2025 increased $20.0 million or 11.9%, and increased $48.6 million or 9.9%, respectively, as compared to 2024. Increases in revenue primarily reflect an increase in test volumes, a shift to higher value tests, and the positive impact of strategic reimbursement initiatives. Revenues from the Pathline acquisition also contributed to revenue growth, which was partially offset by lower non-clinical revenue due to macro clinical trial trends in the pharmaceutical industry, and a less favorable test mix.
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
The consolidated cost of revenue and gross profit metrics for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Cost of revenue(1):
Cost of revenue	$107,351	$92,944	$14,407	15.5%	$306,212	$275,723	$30,489	11.1%
Cost of revenue as a % of revenue	57.2%	55.4%			57.0%	56.4%

Gross profit:
Total gross profit	$80,446	$74,880	$5,566	7.4%	$230,950	$212,843	$18,107	8.5%
Gross profit margin	42.8%	44.6%			43.0%	43.6%
(1) Cost of revenue for the three months ended September 30, 2025 includes $4.6 million of amortization of acquired intangible assets and $0.3 million of stock-based compensation. Cost of revenue for the three months ended September 30, 2024 includes $4.9 million of amortization of acquired intangible assets and $0.3 million of stock-based compensation. Cost of revenue for the nine months ended September 30, 2025 includes $14.3 million of amortization of acquired intangible assets and $1.1 million of stock-based compensation. Cost of revenue for the nine months ended September 30, 2024 includes $14.8 million of amortization of acquired intangible assets and $1.0 million of stock-based compensation.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated cost of revenue increased 15.5% for the three months ended September 30, 2025 as compared to 2024. This increase was primarily due to $7.2 million in higher compensation and benefit costs, a $6.1 million increase in supplies expense, and a $0.6 million increase in postage and shipping costs partially offset by $1.0 million decrease in depreciation expense.
Consolidated cost of revenue increased 11.1% for the nine months ended September 30, 2025 as compared to 2024. This increase was primarily due to $17.3 million in higher compensation and benefit costs, a $11.8 million increase in supplies expense, and a $1.7 million increase in postage and shipping costs partially offset by $2.8 million decrease in depreciation expense.
Gross profit margin for the three and nine months ended September 30, 2025 was 42.8% and 43.0%, respectively, compared to 44.6% and 43.6% in the same period of 2024. For the three and nine months ended September 30, 2025, the decrease of 1.8% and 0.6%, respectively, was primarily related to higher compensation and benefit costs and an increase in supplies expense partially offset by the increase in revenue.
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
Consolidated general and administrative expenses for the periods presented are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
General and administrative	$69,874	$66,969	$2,905	4.3%	$209,828	$196,094	$13,734	7.0%
As a % of revenue	37.2%	39.9%			39.1%	40.1%
General and administrative expenses increased $2.9 million for the three months ended September 30, 2025, when compared to the same period in 2024. This increase was partially due to a $3.1 million increase in compensation and benefit costs, a $1.7 million increase in software and software development costs, a $0.9 million increase in consulting costs, and a $0.4 million increase in recruiting costs. These increases were partially offset by a decrease of $2.3 million in legal fees.
General and administrative expenses increased $13.7 million for the nine months ended September 30, 2025, when compared to the same period in 2024. This increase was partially due to a $10.0 million increase in compensation and benefit costs, a $5.9 million increase in software and software development costs, and a $1.9 million increase in transaction costs. These increases were partially offset by a decrease of $1.4 million in equipment maintenance, a decrease of $1.3 million in legal fees, and a decrease of $0.5 million in facilities related expense.
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
Consolidated research and development expenses for the periods presented are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Research and development	$8,694	$7,684	$1,010	13.1%	$27,898	$23,190	$4,708	20.3%
As a % of revenue	4.6%	4.6%			5.2%	4.7%
Research and development expenses increased $1.0 million for the three months ended September 30, 2025 when compared to the same period in 2024. This increase was primarily due to a $0.5 million increase in supplies expense, a $0.5 million increase in compensation and benefit costs, and a $0.1 million increase in professional fees.
Research and development expenses increased $4.7 million for the nine months ended September 30, 2025 when compared to the same period in 2024. This increase was primarily due to a $1.7 million increase in compensation and benefit costs, a

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

$1.2 million increase in supplies expense, a $1.0 million decrease in U.K. research and development tax credits, and a $0.4 million increase in consulting costs.
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
Consolidated sales and marketing expenses for the periods presented are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Sales and marketing	$21,806	$20,415	$1,391	6.8%	$68,564	$62,313	$6,251	10.0%
As a % of revenue	11.6%	12.2%			12.8%	12.8%
Sales and marketing expenses increased $1.4 million for the three months ended September 30, 2025 when compared to the same period in 2024. This increase was primarily due to a $1.2 million increase in compensation and benefit costs due to the expansion of our sales force, and an increase in professional fees of $0.1 million.
Sales and marketing expenses increased $6.3 million for the nine months ended September 30, 2025 when compared to the same period in 2024. This increase was primarily due to a $4.2 million increase in compensation and benefit costs due to the expansion of our sales force, an increase in professional fees of $1.0 million, and an increase in travel fees of $0.3 million.
We expect higher commissions expense in the coming quarters as we expand our sales representative force and our sales representatives generate new business. We expect our sales and marketing expenses over the long term to align with changes in revenue and we continue to evaluate the effectiveness of our incentive compensation plans.
Restructuring Charges
Consolidated restructuring charges for the periods presented are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Restructuring charges	$—	$1,009	$(1,009)	(100.0)%	$—	$4,951	$(4,951)	(100.0)%
As a % of revenue	—%	0.6%			—%	1.0%
Restructuring charges relate to a restructuring program to improve execution and drive efficiency across the organization. Restructuring charges consist of severance and other employee costs, costs for optimizing the Company’s geographic presence, and consulting and other costs.
Restructuring charges decreased $1.0 million and $5.0 million for the three and nine months ended September 30, 2025, respectively, when compared to the same period in 2024 due to the completion of restructuring activities as of December 31, 2024.
Impairment Charges
Consolidated impairment charges for the periods presented are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Impairment charges	$7,086	$—	$7,086	NM(2)	$27,127	$—	$27,127	NM(2)
As a % of revenue	3.8%	—%			5.1%	—%
(2) NM - Not meaningful
Impairment charges increased $7.1 million and $27.1 million for the three and nine months ended September 30, 2025, respectively, when compared to the same period in 2024. Impairment charges consisted of an $11.4 million impairment on InVisionFirst®-Lung intangible assets, a $15.3 million impairment on the disposal group held for sale, and a $0.4 million loss on InVisionFirst®-Lung inventory write-off.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Income
Interest income for the three and nine months ended September 30, 2025 and 2024 is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Interest income	$(1,563)	$(4,673)	$3,110	(66.6)%	$(7,547)	$(14,099)	$6,552	(46.5)%
Interest income was $1.6 million and $7.5 million for the three and nine months ended September 30, 2025, respectively, compared to income of $4.7 million and $14.1 million for the same periods in 2024, respectively. Interest income includes interest earned on funds held in our cash equivalent and marketable securities accounts. The decrease in interest income for the three and nine months ended September 30, 2025 was primarily due to a reduction in the average balance of invested cash and a lower interest rate environment when compared to the same periods in 2024.
For further details regarding our investments in marketable securities, please refer to Note 4. Fair Value Measurements in the accompanying notes to the unaudited Consolidated Financial Statements.
Interest Expense
Interest expense for the three and nine months ended September 30, 2025 and 2024 is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Interest expense	$603	$1,642	$(1,039)	(63.3)%	$3,154	$4,993	$(1,839)	(36.8)%
Interest expense was $0.6 million and $3.2 million for the three and nine months ended September 30, 2025, respectively, compared to expense of $1.6 million and $5.0 million for the same periods in 2024. Interest expense for the three and nine months ended September 30, 2025 and 2024 primarily reflects the effective interest rate on the 2028 Convertible Notes and the 2025 Convertible Notes which is 0.70% and 1.96%, respectively. Interest on the 2028 Convertible Notes and 2025 Convertible Notes began accruing upon issuance and is payable semi-annually. These decreases are primarily attributable to the maturity and settlement of the Company's 2025 Convertible Notes during the second quarter of 2025.
For further details regarding the convertible notes please refer to Note 6. Debt in the accompanying notes to the Consolidated Financial Statements.
Net Loss Per Share
The following table provides consolidated net loss for each period along with the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2025 and 2024 (in thousands, except net loss per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
NET LOSS	$(27,129)	$(17,699)	$(98,144)	$(63,402)

Basic weighted average shares outstanding	128,415	126,953	127,917	126,491
Diluted weighted average shares outstanding	128,415	126,953	127,917	126,491

Basic net loss per share	$(0.21)	$(0.14)	$(0.77)	$(0.50)
Diluted net loss per share	$(0.21)	$(0.14)	$(0.77)	$(0.50)

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
Definitions of Non-GAAP Measures
Non-GAAP Adjusted EBITDA
“Adjusted EBITDA” is defined by NeoGenomics as net (loss) income from continuing operations before: (i) interest income, (ii) interest expense, (iii) tax (benefit) or expense, (iv) depreciation and amortization expense, (v) stock-based compensation expense, and, if applicable in a reporting period, (vi) CEO transition costs, (vii) acquisition and integration related expenses, (viii) restructuring charges, (ix) impairment charges, (x) intellectual property (“IP”) litigation costs, and (xi) other significant or non-operating (income) or expenses, net.
The following is a reconciliation of GAAP net loss to Non-GAAP EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Net loss (GAAP)	$(27,129)	$(17,699)	$(98,144)	$(63,402)
Adjustments to net loss:
Interest income	(1,563)	(4,673)	(7,547)	(14,099)
Interest expense	603	1,642	3,154	4,993
Income tax expense (benefit)	740	(150)	282	(1,145)
Depreciation	8,803	9,623	27,309	29,274
Amortization of intangibles	7,634	8,362	24,120	25,085
EBITDA (non-GAAP)	$(10,912)	$(2,895)	$(50,826)	$(19,294)
Further adjustments to EBITDA:
CEO transition costs(1)	319	—	3,149	—
Acquisition and integration related expenses(2)	1,800	—	6,176	—
Stock-based compensation expense	10,305	8,470	33,274	25,085
Restructuring charges	—	1,009	—	4,951
Impairment charges(3)	7,086	—	27,127	—
IP litigation costs(4)	3,634	6,113	11,077	12,356
Other significant expenses, net(5)	—	677	—	4,637
Adjusted EBITDA (non-GAAP)	$12,232	$13,374	$29,977	$27,735
(1) For the three months ended September 30, 2025, CEO transition costs include executive retention costs. For the nine months ended September 30, 2025, CEO transition costs include severance costs, executive retention costs, and executive search costs. There were no such costs for the three and nine months ended September 30, 2024.
(2) For the three and nine months ended September 30, 2025, acquisition and integration related expenses include consulting and legal fees, severance costs, and employee retention costs. There were no such costs for the three and nine months ended September 30, 2024.
(3) For the three months ended September 30, 2025, impairment charges include an impairment of a disposal group held for sale. For the nine months ended September 30, 2025, impairment charges include losses from InVisionFirst®-Lung intangible asset impairment and inventory write-off, and impairment of a disposal group held for sale. There were no such costs for the three and nine months ended September 30, 2024.
(4) For the three and nine months ended September 30, 2025, IP litigation costs include legal fees. For the three and nine months ended September 30, 2024, IP litigation costs include a settlement payment and legal fees.
(5) For the three and nine months ended September 30, 2024, other significant (income) expenses, net, includes site closure costs, severance costs, and fees related to non-recurring legal matters. There were no such costs for the three and nine months ended September 30, 2025.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
To date, we have financed our operations primarily through cash generated from operations, public and private sales of debt and equity securities, and bank debt borrowings.
The following table presents a summary of our consolidated cash flows for operating, investing and financing activities for the nine months ended September 30, 2025 and 2024 as well as balances of cash and cash equivalents and working capital:

	Nine Months Ended September 30,
($ in thousands)	2025	2024
Net cash (used in) provided by:
Operating activities	$3,887	$(2,777)
Investing activities	(6,031)	18,322
Financing activities	(200,719)	3,959
Net change in cash and cash equivalents, including cash classified within current assets held for sale	(202,863)	19,504
Less: net change in cash classified within current assets held for sale	(32)	—
Net change	(202,895)	19,504
Cash and cash equivalents, beginning of period	367,012	342,488
Cash and cash equivalents, end of period	$164,117	$361,992
Working Capital (1), end of period	$284,599	$293,835
(1) Defined as current assets less current liabilities.
Cash Flows from Operating Activities
Cash provided by operating activities during the nine months ended September 30, 2025 was $3.9 million compared to cash used in operating activities of $2.8 million in the same period in 2024. This $6.7 million increase was primarily driven by our operating results (net loss adjusted for depreciation, amortization of intangibles, and other non-cash charges), which resulted in a $5.4 million decrease in cash provided by operating activities year-over-year and a $12.1 million increase in cash provided resulting from net changes in operating assets and liabilities. The increase in cash provided related to our operating activities was primarily driven by an improvement in gross profit of $18.1 million. In addition, timing of cash receipts and cash payments in the ordinary course of business caused operating cash flow to fluctuate from period to period.
Cash Flows from Investing Activities
During the nine months ended September 30, 2025, cash used in investing activities was $6.0 million compared to cash provided by investing activities of $18.3 million in the same period in 2024. This change was primarily due to a $27.7 million decrease in proceeds from maturities of marketable securities, a decrease in purchases of property and equipment of $10.3 million, and $6.5 million for the acquisition of Pathline.
Cash Flows from Financing Activities
During the nine months ended September 30, 2025, cash used in financing activities was $200.7 million compared to cash provided by financing activities of $4.0 million in the same period in 2024. This change was primarily due to $201.3 million cash used for the repayment of the convertible senior notes.
Liquidity Outlook
We had $164.1 million in unrestricted cash and cash equivalents as of September 30, 2025 available to support current operational liquidity needs. We anticipate that the cash on hand and cash collections are sufficient to fund our near-term capital, and operating needs for at least the next 12 months. Operating needs include, but are not limited to, the planned costs to operate our business, including amounts required to fund working capital, capital expenditures, continued research and development efforts, and potential strategic acquisitions and investments.
Capital Expenditures
We forecast capital expenditures in order to execute on our business plan and maintain growth; however, the actual amount and timing of such capital expenditures will ultimately be determined by the volume of business. We currently anticipate that our capital expenditures for the year ending December 31, 2025 will be in the range of $30.0 million to $35.0 million. During the nine months ended September 30, 2025, we purchased, with cash, approximately $19.1 million of capital equipment, software and leasehold improvements. We have funded and plan to continue funding these capital expenditures with cash.

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
The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high-quality U.S. government and other highly credit rated debt securities. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities with short maturities. If a 1% change in interest rates were to have occurred on September 30, 2025, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we do not believe that we have a material financial market risk exposure and do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates. While we believe our marketable securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth information concerning our purchases of common stock for the periods indicated:

Period of Repurchase	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2025 - July 31, 2025	740	$7.44	—	—
August 1, 2025 - August 31, 2025	101	$4.84	—	—
September 1, 2025 - September 30, 2025	1,672	$8.78	—	—
Total	2,513		—	—
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Insider Trading Plans
During the quarter ended September 30, 2025, no director or Section 16 officer adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

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

Date: October 28, 2025	NEOGENOMICS, INC.

	By:	/s/ Anthony P. Zook
	Name:	Anthony P. Zook
	Title:	Director and Chief Executive Officer

	By:	/s/ Jeffrey S. Sherman
	Name:	Jeffrey S. Sherman
	Title:	Chief Financial Officer