Form 10-K
period 2025-12-31
NEOGENOMICS INC
filed 2026-02-17
CIK 1077183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):     ☐   Yes     ☒   No
As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $680.2 million, based on the closing price of the registrant’s common stock of $7.31 per share on June 30, 2025.
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of February 13, 2026: 129,812,211.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

NEOGENOMICS, INC.
FORM 10-K ANNUAL REPORT
For the Fiscal Year Ended December 31, 2025

Table of Contents	NEOGENOMICS, INC.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements generally can be identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intends,” “may,” “plan,” “potential,” “project,”, “seek,” “will,” “would,” and similar words and expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements address various matters, including the Company’s strategy, planned future operations and related expectations with respect to timing and performance, future financial position, future revenues, growth potential and expected growth drivers, the timing, performance and anticipated benefits of collaboration, partnership and licensing activities, projected costs and capital expenditures, prospects and plans, and objectives of management. The Company may not actually achieve the plans, intentions or expectations disclosed in the forward-looking statements and you should not place undue reliance on the forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties that could cause the Company's actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. Applicable risks and uncertainties include, among others, the Company's ability to identify and implement appropriate financial and operational initiatives to execute on its strategic priorities, to enter new markets and increase market share in both current and new markets, to assemble and maintain an effective executive team, to continue gaining new customers, develop and commercialize new types of tests, integrate its acquisitions, manage the effects of seasonality, execute on its long-range strategic priorities, and otherwise implement its business plans, and the risks set forth below under “Risk Factors Summary” and “Risk Factors” in Part I, Item 1A in this Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”).
The forward-looking statements included in this Annual Report on Form 10-K speak only as of the date of this report, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New risk factors emerge from time to time and it is not possible for management to predict all of such risk factors, nor can it assess the impact of each such factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
INDUSTRY AND MARKET DATA
This Annual Report on Form 10-K may include data obtained from third-party research and industry publications, surveys and studies. The Company believes that these third-party research and industry publications, surveys and studies are reliable, but has not independently verified the accuracy or completeness of such information. This Annual Report on Form 10-K also may include data based on the Company’s own internal estimates and research, which have not been verified by any independent source. Any such third-party data, as well as the Company’s internal estimates and research, are subject to uncertainty and risk due to a variety of factors, including those described in Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K, which could cause the Company’s results to differ materially from those expressed in this Annual Report on Form 10-K.
Trademarks
The “NeoGenomics” and “Inivata” company names and certain logos have been trademarked with the United States Patent and Trademark Office. We have trademarked or have applications pending for the brand names NEO COMPREHENSIVE, NEO EXPAND, NEOLINK, NEOLAB, NEOACCESS, NEOTYPE, NEOSITE, CHART, COMPASS, eCOMPASS, FLEXREPORT, HEMEFISH, MULTIOMYX, NEOVUE, NEOHELIX, NEONET, NEOLYTX, NEOACCELERATE, NEOENGAGE, NEOPIXEL, NEONUCLEUS, NEOSEEK, NEOEXPLORE, NEOUNIVERSITY, PATHSITE, TAM-SEQ, INVISION, INVISIONSEQ, INVISIONFIRST, INVISIONFIRST-LUNG, PANTRACER, RADAR, NEORADAR, NEOGENOMICS EUROPE, AML EXPRESS, AND PALETRRA. We also have trademarked for the marketing slogans “TAKING CANCER PERSONALLY.” Any other trademarks, registered marks and trade names appearing in this Annual Report on Form 10-K are the property of their respective holders.

Table of Contents	NEOGENOMICS, INC.
Glossary
Throughout this Annual Report on Form 10-K, we may use certain abbreviations, acronyms and terms, including those described below:

ACA	The Patient Protection and Affordable Care Act
ACLA	American Clinical Laboratory Association
AKS	Anti-Kickback Statute
CAP	College of American Pathologists
CGP	Comprehensive Genetic Profile
CLIA	Clinical Laboratory Improvement Amendments of 1988
CMS	Centers for Medicare and Medicaid Services
CRO	Contract research organizations
DHS	Designated health services
FCA	The federal False Claims Act
FDA	U.S. Federal Drug Administration
FISH	Fluorescence In-Situ Hybridization
GAAP	U.S generally accepted accounting principles
GDPR	The European Union’s General Data Protection Regulation
HIPAA	The Health Insurance Portability and Accountability Act of 1996
IHC	Immunohistochemistry
LDT	Laboratory developed tests
LIMS	Laboratory Information Management System
MolDx	Molecular Diagnostic Services Program
MRD	Molecular residual disease
NGS	Next-generation sequencing
OIG	The Office of Inspector General of the Department of Health and Human Services
PCR	Polymerase chain reaction
PHI	Protected health information

Table of Contents	NEOGENOMICS, INC.
PART I
ITEM 1. BUSINESS
NeoGenomics, Inc., a Nevada corporation (referred to individually as the “Company” or collectively with its subsidiaries as “NeoGenomics,” “we,” “us,” or “our” in this Annual Report on Form 10-K) is the registrant for SEC reporting purposes. Our common stock is listed on The Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “NEO.”
Overview
NeoGenomics provides a wide range of oncology diagnostic testing and consultative services including technical laboratory services and professional interpretation of laboratory test results by licensed physicians or molecular experts who specialize in pathology and oncology. We operate a network of cancer-focused testing laboratories in the United States and the United Kingdom. Our mission is to save lives by improving patient care. Our vision is to become the world’s leader in cancer testing, information, and decision support by providing uncompromising quality, exceptional service, and innovative solutions.
As of December 31, 2025, the Company operated College of American Pathologists (“CAP”) accredited and Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) certified laboratories in Fort Myers, Florida; Aliso Viejo and Carlsbad, California; Durham, North Carolina; Ramsey, New Jersey; and Houston, Texas; and an International Organization for Standardization (“ISO”) certified, CAP accredited full-service, sample-processing laboratory in Cambridge, United Kingdom. We also have several, small, non-processing laboratory locations across the United States for providing analysis services. We currently offer the following types of testing services:
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
•Flow cytometry – a technique utilized to measure the characteristics of cell populations. Typically performed on liquid samples such as peripheral blood and bone marrow aspirate, it may also be performed on solid tissue samples such as lymph nodes after additional processing steps. Cells are labeled with selective fluorescent antibodies and analyzed as they flow in a fluid stream through a beam of light. The properties measured include the relative size, relative granularity or internal complexity, and relative fluorescence intensity. These fluorescent antibodies bind to specific cellular antigens and are used to identify abnormal and/or malignant cell populations. Flow cytometry is typically utilized in diagnosing a wide variety of hematopoietic and lymphoid neoplasms.
•Immunohistochemistry (“IHC”) and Digital Imaging – the process of localizing cellular proteins in tissue sections and relies on the principle of antigen-antibody binding. IHC is widely used in the characterization of abnormal cells such as those found in cancer. Specific surface membrane, cytoplasmic, or nuclear markers may be identified. IHC is also widely used to understand the distribution and localization of differentially expressed proteins. Digital imaging allows clients to visualize scanned slides and also facilitates quantitative analysis for certain stains. Scanned slides are received online in real time and can be previewed often a full day before the glass slides can be shipped back to clients.
•Molecular Residual Disease (“MRD”) testing – advanced molecular and flow-based testing designed to detect very low levels of residual malignant cells that remain after treatment and are below the threshold of conventional diagnostic methods. MRD testing is used to assess treatment response, evaluate disease recurrence risk, and support clinical decision-making in hematologic malignancies. NeoGenomics’ MRD capabilities include highly sensitive assays leveraging next-generation sequencing (“NGS”) and flow cytometry technologies.
•Molecular testing – a rapidly growing field that includes a broad range of laboratory techniques utilized in cancer testing. Most molecular techniques rely on the analysis of DNA and/or RNA, in order to identify genetic alterations associated with disease. Common molecular testing technologies include DNA fragment length analysis; polymerase chain reaction (“PCR”) analysis; reverse transcriptase polymerase chain reaction (“RT-PCR”) analysis; real-time (or quantitative) polymerase chain reaction (“qPCR”) analysis; Sanger sequencing analysis; and NGS analysis.
•Morphologic analysis – the process of analyzing cells under the microscope by a pathologist, usually for the purpose of diagnosis. Morphologic analysis may be performed on a wide variety of samples, such as peripheral blood, bone

Table of Contents	NEOGENOMICS, INC.
marrow, lymph nodes, and other organs such as lung, breast, etc. The services provided at NeoGenomics may include primary diagnosis, in which a sample is received for processing and our pathologists provide the initial diagnosis; or may include secondary consultations, in which slides and/or tissue blocks are received from an outside institution for second opinion. In the latter setting, the expert pathologists at NeoGenomics assist our client pathologists on their most difficult and complex cases.
Reportable Segment
We operate under a single segment that encompasses a comprehensive range of services. This approach aims to streamline our operations and enhance our service offerings to our diverse client base, which includes community-based pathology and oncology practices, hospital pathology labs, reference labs, academic centers, and pharmaceutical companies.
Revenue Streams
Our revenue streams include:
•Clinical cancer testing;
•Interpretation and consultative services;
•Molecular and NGS testing;
•MRD testing;
•Comprehensive technical and professional services offering;
•Third-party clinical trials and research support services;
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
We are a leading provider of Heme oncology diagnostic testing, which includes molecular and NGS testing, and one of the key providers of solid tumor NGS testing solutions in the United States. These tests are interpreted by our team of molecular experts and are often ordered in conjunction with other testing modalities. NGS panels, one of our fastest-growing testing areas, enable clients to receive significant biomarker information from limited samples. These comprehensive panels can allow for faster treatment decisions for patients as compared to a series of single-gene molecular tests being ordered sequentially. Our broad molecular testing menu includes our PanTracer portfolio (PanTracer Tissue, PanTracer Tissue + HRD, PanTracer LBx) and Neo Comprehensive panels (Neo Comprehensive Heme Cancers and Neo Comprehensive Myeloid Disorders), which are applied across a broad range of cancer types, and NeoTYPE panels which target select genes relevant to a particular cancer type. Additionally, we have molecular-only and comprehensive NGS-targeted panels, which combine DNA and RNA into a single workflow. This approach captures a full spectrum of genomic alterations, including

Table of Contents	NEOGENOMICS, INC.
mutations, fusions, copy number variations, and splicing mutations, as well as tumor mutation burden (“TMB”) and microsatellite instability (“MSI”) for solid tumors. These tests are complemented by IHC and FISH tests when necessary.
This comprehensive molecular test menu allows our clients to obtain most of their molecular oncology testing needs satisfied from our laboratory. This is attractive to our clients as patient samples do not need to be split and then managed across several laboratories. The acquisition of Inivata in June 2021 enhanced our capabilities with oncology liquid biopsy technology including RaDaR®, which is designed to detect MRD and recurrence in plasma samples from patients with solid tumor malignancies. These molecular laboratory and NGS capabilities are expected to drive growth in the coming years.
Our specialized pharmaceutical development services support pharmaceutical firms (“sponsors”) through the provision of laboratory testing, biomarker analysis, data generation, and related scientific support services in connection with sponsor-led research studies and clinical trials. These services may include assay development, analytical testing, sample analysis, and data reporting performed in accordance with applicable regulatory and quality standards. NeoGenomics does not sponsor, conduct, or control clinical trials, and sponsors retain responsibility for study design, regulatory submissions, trial conduct, and clinical decision-making.
These services provide comprehensive support in oncology programs, including biomarker discovery, study design, and clinical trial testing. We aim to help clients discover the right content, refine biomarker strategies, and develop effective pathways for clinical trial testing. Our oncology data solutions, which involve the licensing of de-identified data to pharmaceutical and biotech customers in the form of either retrospective records or prospective deliveries of data, are designed to leverage our unique market position to solve real-world problems, such as identifying patients for clinical trials or providing clinical decision support tools for physicians and providers. This integration aligns with our broader service offerings to provide seamless, comprehensive support for both clinical and pharmaceutical clients.
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
Markets
The oncology testing laboratory market in which we operate includes:
•Diagnostic testing;
•Therapy selection; and
•Molecular Residual Disease testing.
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
Molecular Residual Disease testing measures blood or bone marrow to evaluate the amount of cancer cells left after treatment. It can determine if the therapy is working or if a cancer has returned.
The field of precision oncology is evolving quickly, with new tests being developed at an accelerated pace. Based on medical and scientific discoveries from the last decade, cancer testing is categorized into three types: diagnostic testing, prognostic testing, and predictive testing. Among these, predictive testing is the fastest-growing area, which clinicians use to anticipate which treatment options a patient is most likely to benefit from, delivering “personalized” or “precision medicine” tailored to that patient's needs. Personalized or precision medicine enables clinicians to determine if a patient will respond to specific cancer medications such as Herceptin®, Keytruda®, PIQRAY®, and Opdivo®, among others. Besides the direct benefits to patients, the precision medicine approach allows the healthcare system to save money by ensuring that expensive cancer drugs are given to those most likely to benefit from them. This type of testing enhances patient care and potentially saves lives by identifying optimized therapies more rapidly than was possible in previous years.
The U.S. market for oncology testing is divided among numerous commercial and academically affiliated laboratories. The laboratories affiliated with academic institutions primarily provide clinical services to their affiliated university hospitals and associated physicians.

Table of Contents	NEOGENOMICS, INC.
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
Issued U.S. patents and their international counterparts currently in our patent portfolio that relate to various aspects of our technology and products are expected to expire between 2025 and 2045.
To protect our brand and identity, the “NeoGenomics” and “Inivata” company names and certain logos have been trademarked with the United States Patent and Trademark Office.
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
2026 Focus Areas:
We are committed to sustainable growth while transforming cancer care for patients and providers and enabling the delivery of precision oncology into the community care setting. Our focus for 2026 is to sustain a purpose driven culture that maintains excellence in service and performance while growing through targeted innovation and to further extend our market relevance in the areas of therapy selection and MRD. We expect the following initiatives to allow the Company to continue on its path to becoming one of the world’s leading comprehensive cancer testing companies, catering primarily to patients receiving their care in the community setting:
Next Generation Precision Diagnostic Testing Solutions
•Drive targeted product launches in therapy selection and MRD through our launch excellence program; and
•Execute on focused investment programs in solid tumor Next Generation MRD assay targeting ultra-sensitive testing.
Our Community Channel Strength
•Continue purposeful expansion into the community oncology market, leveraging the strategic position that we've established with community hospitals; and
•Deliberately leverage partnerships to expand our market presence and accelerate our topline growth.
Optimize and Win the Customer Experience
•Maintain our focus on driving operational efficiency through automation, process improvement and platform upgrades; and
•Continually improve the customer experience as a key competitive differentiator.
Enhance Our People and Culture

Table of Contents	NEOGENOMICS, INC.
•Enhance our Neo Culture through increased accountability and improved cross-functional collaboration.
Competitive Strengths
In addition to the competitive strengths discussed below, we believe that our superior testing technologies and instrumentation, laboratory information systems, client education programs and domestic and international operations also differentiate NeoGenomics from its competitors.
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
Our Molecular and NGS test menus provide clients with the ability to order single gene molecular tests, targeted NeoTYPE panels that include the relevant and actionable genes for a particular cancer type, and the PanTracer portfolio and Neo Comprehensive panels, which include a broader range of genes and may be utilized in many different cancer types. Additionally, we offer a full range of sequencing testing, including whole exome sequencing as part of our pharmaceutical development services.
National Direct Sales Force
Our direct sales force has been trained extensively in cancer genetic testing and consultative selling skills to service the needs of clients. Our clinical services sales team is organized into ten regions in the United States – Northeast, Pacific North, South Central, South East, West, Mid-Atlantic, Mountain, Central, Great Lakes and Florida. Our sales team is focused on value-based care solutions and end-to-end client experience as a growth driver. For our pharmaceutical development services, we have a dedicated team of business development specialists who are experienced in working with sponsors and helping them with the testing needs of their pre-clinical development projects as well as Phase I, II and III studies. Our Oncology Data Solutions sales team is account focused and partners with sponsors in the Pharmaceutical and Biotech setting by providing data assets which support pre-clinical and commercial targeting and decision making. All sales representatives utilize our custom Customer Relationship Management System (“CRM”) to manage their territories, and we have integrated the key customer care functionality within our Laboratory Information Management System (“LIMS”) into the CRM so that our sales representatives can stay informed of emerging issues and opportunities within their areas of business. Our in-house customer care team is aligned with our field sales team to serve the needs of our clients by utilizing the same LIMS and CRM. Our field teams have transparency to see when a client calls the laboratory, the reason for the call and the resolution, and determine if face-to-face interaction is needed for follow-up. Our sales force educates clients on new test offerings and their proper utilization, and our representatives are often seen as trusted advisors by our clients.
Seasonality
The majority of our clinical testing volume is dependent on patients being treated by hematology/oncology professionals and other healthcare providers. The volume of our testing services generally declines modestly during the summer vacation season, year-end holiday periods and other major holidays, particularly when those holidays fall during the middle of the week. In addition, the volume of our testing tends to decline due to extreme adverse weather conditions, such as excessively hot or cold spells, heavy snow, and hurricanes or tornadoes in certain regions, consequently reducing revenues and cash flows in any affected period.
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

Table of Contents	NEOGENOMICS, INC.
contain specific performance obligations where the testing is performed on a specific schedule. In addition, this results in backlog that can be significant and highly dependent on pharmaceutical clinical trial enrollment.
Due to multiple factors, including the timing of product launches and investments we make in our business, and the annual reset of patient deductibles, our revenue often increases over the course of the year, such that a modestly greater portion of our revenue is generated in the third and fourth quarters.
Competition
Our competitors within the broader genomics profiling space include laboratory companies such as Quest Diagnostics, Laboratory Corporation of America and ARUP. These are large national laboratories offering broad diagnostic tests that possess greater name recognition, larger client bases, and significantly greater financial resources and employ substantially more personnel than we do. We also face increased competition from laboratories that are more specialized and focused on particular areas such as liquid biopsies or large tissue based molecular panels such as Guardant Health, Inc., Natera, Inc., Exact Sciences Corp, Caris Life Science, Tempus AI, Inc. and Myriad Genetics, Inc.
For our specialized clinical services, the genetic and molecular testing niche of the laboratory testing industry is highly competitive and, given the opportunities in this industry, we expect it to become even more competitive. Competitive factors in genetic and molecular testing generally include the reputation of the laboratory, range of services offered, pricing, convenience of sample collection and pick-up, quality of analysis and reporting, medical staff, timeliness of delivery of completed reports (i.e., turnaround times) and post-reporting follow-up for clients.
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
We intend to continue our efforts to gain market share by offering a broad portfolio of tests with rapid turnaround times, wrap-around services, and solutions targeted to hospitals and community oncology segments. The addition of new tests (including proprietary ones) and enhanced post-test consultation services, as well as our ability to provide a differentiated end-to-end customer experience, will further enhance our efforts.
We compete against many other Contract Research Organizations (“CROs”) and central reference laboratories to provide pharmaceutical development services. Many of these competitors are much larger and offer services across the healthcare spectrum. We believe that our exclusive focus on oncology, enabled by our expansive oncology testing menu and our high level of service, will allow us to continue to gain market share in this segment.
Concentrations of Credit Risk
Concentrations of credit risk with respect to revenue and accounts receivable are primarily limited to certain clients to which we provide a significant volume of our services, and to specific payers of our services such as Medicare and individual insurance companies.
Dependence on Major Clients
We market our services to pathologists, oncologists, other clinicians, hospitals, pharmaceutical companies, academic centers and other clinical laboratories throughout the United States and the United Kingdom. Our client base consists of a large number of geographically dispersed clients diversified across various client types. For the years ended December 31, 2025, 2024 and 2023, no single client accounted for more than 10% of revenue.
Payer Mix
The following table reflects our estimate of the breakdown of net revenue by type of payer for the years ended December 31, 2025, 2024 and 2023:

Table of Contents	NEOGENOMICS, INC.

	2025	2024	2023
Client direct billing	71%	72%	72%
Commercial insurance	16%	15%	15%
Medicare and other government	13%	13%	13%
Self-pay	—%	—%	—%
Total	100%	100%	100%
Insurance
We maintain professional liability and numerous other insurance policies. We believe that our present insurance is sufficient to cover currently estimated exposures, but we cannot ensure that we will not incur liabilities in excess of the policy coverage limits. In addition, although we believe that we will be able to continue to obtain adequate insurance coverage, we cannot be certain that we will be able to do so at an acceptable cost.
Human Capital Management
As of December 31, 2025, we had approximately 2,500 full-time equivalent employees including contracted pathologists.
Distinguished Medical and Scientific Team
Individuals comprising our medical and scientific team are specialists in the field of genetics and pathology. As of December 31, 2025, we employed or contracted with approximately 135 MDs and PhDs. We have many nationally recognized team members on staff, which is a key differentiator from many smaller laboratories. Our clients look to our staff for their expertise, often calling on our medical team to work on challenging cases or collaborate on their study design and on the interpretation of results from the studies. Our medical team is a key differentiator as we have a depth of medical expertise that many other laboratories cannot offer to pharmaceutical companies.
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
Our commitment to maintaining an excellent workplace includes investing in ongoing opportunities for employee development. We are also committed to rewarding, supporting and developing our employees as they work toward our common purposes of saving lives by improving patient care. To that end, we offer a competitive comprehensive rewards package that includes competitive salaries, performance-based bonuses, equity grants, healthcare benefits, retirement savings plans, paid family leave, paid time off, wellness programs and discounts, tuition reimbursement and an Employee Assistance Program. We also drive high levels of performance and improvement by prioritizing training and development, and we motivate and develop our employees by providing them with opportunities for advancement and offering robust onsite and remote learning opportunities for employees at every stage in their career.
Government Regulation
The laboratory industry is subject to extensive governmental regulation domestically, at both the federal and state levels, and internationally. The applicable laws and regulations change frequently and we cannot be certain that the Company will not be subject to audit, inquiry, or investigation with respect to some aspect of its operations. The failure to comply with applicable laws, regulations, and reimbursement guidelines could have a material adverse effect on the Company’s business. Significant areas of regulation are summarized below. For additional information about government regulation and laws applicable to our business, see “Item 1A. Risk Factors,” including the risk factors entitled “Risks Relating to Government Regulation and Reimbursement.”
Licensure, Accreditation, and Quality Standards
The Company operates laboratories domestically in Arizona, California, Florida, Georgia, Illinois, New Jersey, North Carolina, Tennessee, and Texas, and internationally in the United Kingdom. The laboratories are licensed as required by the states or countries in which they are located. All of our domestic laboratories are certified in accordance with the CLIA. Under CLIA, the Centers for Medicare & Medicaid Services (“CMS”) establish various operational, personnel, facilities, administration, quality, and proficiency requirements for testing performed by a laboratory, intended to ensure testing

Table of Contents	NEOGENOMICS, INC.
services are accurate, valid, and timely. CLIA certification is also a prerequisite to be eligible to bill federal and state health care programs, as well as many private insurers, for laboratory testing services. The sanctions for failure to comply with CLIA requirements include: suspension, revocation, or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business; cancellation or suspension of the laboratory’s approval to receive Medicare and/or Medicaid reimbursement; and significant fines and/or criminal penalties. The loss or suspension of a CLIA certification could have a material adverse effect on the Company. CLIA also provides that a state may adopt laboratory regulations that are more stringent than those under federal law. For example, state laws may require that nonresident laboratories, or out-of-state laboratories, maintain an in-state laboratory license to perform tests on samples from patients who reside in that state. As a condition of state licensure, these state laws may require that laboratory personnel meet certain qualifications, specify certain quality control procedures or facility requirements or prescribe record maintenance requirements. The State of New York is one state that requires licensure of nonresident laboratories that perform tests on specimens from patients who live in New York, and our laboratories in Fort Myers, Florida; Aliso Viejo and Carlsbad, California; Nashville, Tennessee; Ramsey, New Jersey; and Houston, Texas therefore are licensed by the State of New York.
Our laboratory in Cambridge, United Kingdom is accredited by CAP and actively participates in CAP’s proficiency testing programs for all tests offered by the Company. In addition, the Cambridge laboratory maintains ISO 15189 certification, which is administered separately from CAP accreditation and establishes international quality and competence standards specific to medical laboratories. CAP’s proficiency testing programs require participating laboratories to test specimens that they receive from an approved testing entity and return the results. The testing entity conducting the program analyzes the results and provides to the Company a quality control report assessing the results.
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
Compliance and Ethics Program
The health care industry is highly regulated and scrutinized, including with respect to fraud, waste, abuse, unauthorized billing practices, and improper financial relationships between health care companies and their referral sources. The Office of Inspector General of the Department of Health and Human Services (“OIG”) has published compliance program guidance, including a General Compliance Program Guidance issued in November 2023 that is applicable to all health care companies and stakeholders, a specific Compliance Program Guidance for Clinical Laboratories issued in August of 1998, fraud alerts, and advisory opinions. The Company has implemented a robust Compliance & Ethics Program encompassing this guidance, which is overseen by our Board of Directors, to support compliance with the myriad of international, federal, and state laws, regulations, and governmental guidance applicable to our business. Our program employs a risk review-based approach to the development and implementation of standards of conduct, training and education of employees, monitoring and auditing Company practices, investigation, and response to reported or detected compliance issues. The Company provides a hotline for any employees who wish to anonymously or confidentially report suspected violations of our codes of conduct, policies and procedures, or laws and regulations. Employees are strongly encouraged to report suspected violations. The hotline does not replace other resources available to our employees, including supervisors, managers, and human resources staff but is an alternative channel available 24 hours a day, 365 days a year. The hotline forwards all reports to the Vice President of Compliance and Privacy, who is responsible for investigating, reporting to the Audit Committee, and documenting the disposition of each report. The hotline forwards any calls pertaining to the financial statements or financial issues to the Chairman of the Audit Committee. The Company strictly prohibits any retaliation against an employee who reports a compliance related issue in good faith.
The Board of Directors has an Audit Committee that meets regularly to discuss all compliance-related issues that may affect the Company. The Company reviews its policies and procedures as new regulations and interpretations come to light to comply with applicable regulations. The Vice President of Compliance and Privacy reports quarterly to the Audit Committee on the effectiveness of the program.

Table of Contents	NEOGENOMICS, INC.
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
On May 6, 2024, the FDA published a final rule on the regulation of Laboratory Developed Tests (“LDTs”) which amended the FDA's regulations to make explicit that LDT's are devices under the Federal Food, Drug, and Cosmetic Act (“FD&C Act”). As part of that final rule, the FDA issued a policy to phase out, over the course of four years, its general enforcement discretion approach to LDTs and also issued targeted enforcement discretion policies for certain categories of LDTs.
On May 29, 2024, the American Clinical Laboratory Association (“ACLA”) filed a lawsuit against the FDA in the United States District Court for the Eastern District of Texas, challenging the FDA's final rule. A similar lawsuit was also filed by the Association for Molecular Pathology and that case has been consolidated with the ACLA action. On March 31, 2025, the U.S. District Court for the Eastern District of Texas vacated the FDA's final rule in its entirety, ruling that the FDA exceeded its statutory authority under the FD&C Act. As a result of this decision, the final rule will not take effect, and LDTs will continue to be regulated under the existing regulatory frameworks. Notwithstanding the court’s decision, future legislative, regulatory, or administrative actions could reintroduce FDA oversight of certain LDTs, which could increase compliance obligations and costs.
It is possible that changes to FDA’s regulatory approach, whether triggered by legislation, the current presidential administration, or otherwise, may result in increased regulatory burdens and costs for us, including requiring us to seek marketing authorization for and maintain ongoing compliance for our existing tests, any modifications thereto, or any future tests we may develop. If the government begins to regulate our tests, it could require a significant volume of applications, which would be burdensome and potentially costly. Furthermore, governmental bodies could take a long time to review such applications and/or document responses if other laboratories were also required to file applications and/or document responses for each of their LDTs. In addition, we could be required to conduct clinical trials in order to support required applications, which could add cost, delay and uncertainty to the process of bringing our tests to market and maintaining compliance of our marketed tests.
Our laboratory in Cambridge, United Kingdom does not conduct studies regulated by Good Laboratory Practice (“GLP”) or
Good Clinical Practice (“GCP”). To hold human tissues for research and development purposes, the laboratory is registered with the UK Human Tissue Authority. Research studies conducted at the Cambridge laboratory have involved the use of in vitro diagnostic medical devices that may bear a European Conformity (“CE”) mark; however, these studies are not intended to provide clinical diagnoses or guide treatment for individual patients within the National Health Service or other healthcare settings. Instead, such studies are conducted solely for research purposes.
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

Table of Contents	NEOGENOMICS, INC.
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

Table of Contents	NEOGENOMICS, INC.
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
Medicare Payment Guidelines
We have various billing arrangements with our clients and with third-party payers, including the Medicare program. When the Company bills the client for all, or a portion of, a laboratory test performed, we believe these client billing arrangements are priced competitively at fair market value. These client billing arrangements may implicate the Medicare program’s prohibition against charging the Medicare or Medicaid programs fees substantially in excess of the Company’s usual and customary charges. Given our participation in Medicare and Medicaid, we are subject to Medicare and Medicaid regulations related to billing those programs as well as agency subregulatory guidance regarding the same, the federal Stark Law, federal and state anti-kickback statutes, and the federal FCA and state equivalents.
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

Table of Contents	NEOGENOMICS, INC.
The Health Information Technology for Economic and Clinical Health Act (“HITECH Act”), enacted as part of the American Recovery and Reinvestment Act (“ARRA”), extended the scope of HIPAA to permit enforcement against business associates, which are entities that use, access, store, or transmit PHI to provide certain services on behalf of covered entities, for HIPAA for violations. The HITECH Act also established new requirements to notify the OCR of a breach of PHI, and allows the state Attorneys General to bring actions to enforce violations of HIPAA. In certain circumstances, we act as a business associate under HIPAA and could be subject to such enforcement if we were to fail to comply with HIPAA as a business associate.
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
Further, we are subject to certain comprehensive state laws governing the processing of personal information. In particular, the California Consumer Privacy Act (“CCPA”) took effect on January 1, 2020, and imposed privacy compliance obligations with regard to the personal information of California residents. This legislation created significant new requirements for identifying, managing, securing, tracking, producing, and deleting consumer personal information and granted new rights to California residents, including the right to opt out of their data being sold to a third party by the Company. The CCPA defines personal information extremely broadly as “information that identifies, relates to, describes, is capable of being associated with, or could reasonably be linked, directly or indirectly, with a particular consumer or household.” Like the international privacy laws discussed below, this creates greater complexity in implementing a compliance program to support these requirements. The CCPA law became enforceable by the California Attorney General on July 1, 2020, and the Company has implemented significant mechanisms to promote compliance with this law. The CCPA’s protections have been expanded by the California Privacy Rights Act (“CPRA”), which became operational in most key respects on January 1, 2023. Similar laws continued to be proposed or passed at the U.S. federal and state level, including the Texas Data Privacy and Security Act, which took effect on July 1, 2024, the Oregon Consumer Privacy Act, which took effect on July 1, 2024, the Montana Consumer Data Privacy Act, which took effect on October 1, 2024, the Delaware Personal Data Privacy Act, which took effect on January 1, 2025, the Iowa Consumer Data Protection Act, which took effect on January 1, 2025, the Nebraska Data Privacy Act, which took effect on January 1, 2025, the New Hampshire Privacy Act, which took effect on January 1, 2025 and the New Jersey Data Privacy Act, which took effect on January 15, 2025, among other states. We expect that other states will enact similar legislation in the future, and we will be required to analyze the effect of each of these laws on our business. Relatedly, states continue to enact laws focusing on consumer health data that are similar to comprehensive data privacy laws, but impose more stringent consent requirements for consumer health data. These laws carry statutory damages and, in some cases, allow for a private right of action. These state laws will likely result in increased regulatory scrutiny of businesses' privacy and security practices, could lead to an increase in data privacy litigation, and will require additional compliance investment and potential business process changes.
In addition to the data security breach reporting requirements under HIPAA, companies are subject to state breach notification laws. Each state enforces laws and regulations requiring companies to provide notice of a data security breach involving certain categories of personal information (e.g. Social Security Number, financial account information, or username and password). A company impacted by a data security breach may be required notify affected individuals, attorney general or other agencies within a certain time frame. If a company does not provide timely notice with the required content, it may be subject to civil penalties brought by attorneys general or affected individuals.
Due to the Company’s international operations, we are also subject to a variety of international laws which serve to protect the personal data of individuals who are located in those countries. These laws include the European Union’s General Data Protection Regulation (“GDPR”), the United Kingdom GDPR, and similar privacy laws in other jurisdictions. These laws cover a broader range of data in addition to patient data including data of employees, clients, and other individuals whose data we hold. Like HIPAA, these laws contain regulatory requirements for both robust data privacy and security programs and require data breach reporting should personal data be used or disclosed in a manner not allowed under the laws. Penalties

Table of Contents	NEOGENOMICS, INC.
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
Risks Relating to Our Business and Operations
•We are dependent on key personnel and need to hire additional qualified personnel in order for our business to succeed.
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
•Our provision of laboratory testing and related services in support of sponsor-led clinical trials and research studies may expose us to contractual, operational, regulatory, or reputational risks, including risks related to data integrity, turnaround times, and compliance with applicable quality standards.
•Other manufacturers may discontinue or recall testing products used in our business.
•We depend substantially upon third parties for payment of services, which reliance could have a material adverse effect on our cash flows and results of operations.
•Business disruptions, including due to natural disasters, power loss, break-ins, global conflicts, political unrest, or unstable economic and market conditions, could have a material adverse effect on our business, results of operations, financial condition, and stock price.
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
•If we are unable to successfully manage the implementation of our Laboratory Information Management System (“LIMS”), our business and results of operations may be adversely affected.
Risks Related to Our Common Stock and Indebtedness

Table of Contents	NEOGENOMICS, INC.
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
Risks Relating to Government Regulation and Reimbursement
•If the FDA were to begin to regulate Laboratory Developed Tests as medical devices it could require us to conduct additional clinical trials and obtain regulatory approval for our products, which could harm our business.
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
•We may form strategic partnerships or make investments in companies or technologies that could negatively affect our operating results, distract management’s attention from other business concerns, dilute our stockholders’ ownership, and significantly increase our debt, costs, expenses, liabilities and risks.
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
Risks Relating to Our Business and Operations
We are dependent on key personnel and need to hire additional qualified personnel in order for our business to succeed.
Our performance is substantially dependent on the performance of our senior management and key scientific and technical personnel. In particular, our success depends substantially on the continued efforts of our senior management team. The loss of the services of any of our executive officers, our medical staff, our laboratory directors or other key employees could have a material adverse effect on our business, results of operations, and our financial condition. Our future success also depends on our continuing ability to attract and retain highly-qualified managerial, scientific, and technical personnel as we continue to grow. Competition for such personnel is intense within the laboratory testing industry and we may not be able to retain our key managerial and technical employees or may not be able to attract and retain additional highly qualified managerial and technical personnel in the future. The inability to attract and retain the necessary managerial and technical personnel could have a material adverse effect upon our business, results of operations, and financial condition.
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
In addition, other companies or individuals, including our competitors, may obtain patents or other intellectual property rights that would prevent, limit or interfere with our ability to develop, perform or sell our solutions or operate our business or increase our costs. In addition, they could introduce new tests, technologies or services that may result in decreased demand for our services or cause us to reduce the prices of our services. Our success will depend, in part, on our ability to develop, acquire or license new and improved technologies on favorable terms and to obtain appropriate coverage and reimbursement for these technologies. We may not be able to negotiate acceptable licensing arrangements, and we cannot be certain that such arrangements will yield commercially successful diagnostic tests. If we are unable to license these testing methods at competitive rates, our research and development costs may increase as a result. In addition, if we are unable to license new or improved technologies to expand our testing operations, our testing methods may become outdated when compared with our competition and testing volume and revenue may be materially and adversely affected.
We face the risk of capacity constraints, which could have a material adverse effect on our business, results of operations, and financial condition.
We compete in the marketplace primarily on three factors: (i) the quality and accuracy of our test results; (ii) the speed or turnaround times of our testing services; and (iii) our ability to provide after-test support to those physicians requesting consultation. Any unforeseen increase in the volume of clients could strain the capacity of our personnel and systems, leading to unacceptable turnaround times or client service failures. In addition, as the number of our clients and specimens increases,

Table of Contents	NEOGENOMICS, INC.
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
If our products do not meet the expectations of our clients and patients, our reputation, business and operating results could suffer.
Our success depends on the market’s confidence that we can provide reliable, high-quality diagnostic testing and consultative services. We believe that our clients and their patients are likely to be particularly sensitive to product defects and errors in the use of our products, including if any inaccurate test results or incorrect interpretation or consultative services cause improper treatment of patients. Furthermore, if our competitors’ products do not perform to expectations, it may result in lower confidence in our tests as well. As a result, the failure of our products or services to perform as expected could significantly impair our reputation and adversely effect our business and operating results. In addition, we may be subject to legal claims arising from any defects or errors in our products.
Increased competition, including price competition, could have a material adverse impact on our net revenues and profitability.
The market for genetic and molecular testing services is highly competitive and, given the opportunities in this market within the laboratory testing industry, we expect competition to continue increasing. Our competitors within the broader genomics profiling space include laboratory companies such as Quest Diagnostics, Laboratory Corporation of America, and ARUP Laboratories. These are large national laboratories that possess greater name recognition, larger client bases, and significantly greater financial resources and employ substantially more personnel than we do. We also face increased competition from laboratories that are more specialized and focused on particular areas such as liquid biopsies or large tissue based molecular panels such as Guardant Health, Inc., Natera, Inc., Exact Sciences Corp, Caris Life Science, Tempus AI, Inc and Myriad Genetics, Inc. Our competitors may develop products and services that are superior to ours or that achieve greater market acceptance than our offerings. Many of our competitors have long established relationships with their clients and third-party payers. We cannot be certain that we will be able to compete successfully with these entities or other competitors in the future.
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
We expect to make significant investments in the development of new genetic and diagnostic tests and other future products. New product development and commercialization involve a lengthy and complex process and we may be unable to develop or commercialize new products on a timely basis, or at all.
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

Table of Contents	NEOGENOMICS, INC.
products on a timely basis, or at all. For example, there can be no assurance that we will be able to successfully commercialize our MRD testing products or produce commercial products targeted towards CGP. Before we can commercialize any new products, we will need to expend significant funds in order to:
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
We would need to commit substantial resources to commercialize, sell and market any new product or service we develop before it could be profitable, and the product or service may never be commercially viable. In developing a test, we must make numerous assumptions, often many years before a test is ready for use, regarding the commercial viability of a test, including with respect to our clients’ interest in a test, payers’ willingness to pay for a test, our costs to perform a test, and availability and attractiveness of competing offerings. As a result, it is possible that we may introduce a new product that uses technologies or methods of analysis that have been displaced by the time of launch, competes with one or more of our other products, addresses an opportunity that no longer exists or is smaller than anticipated, or produces data that provides less utility to our clients than anticipated or otherwise is not competitive at the time of launch. The expenses or losses associated with unsuccessful product development or launch activities, or a lack of market acceptance of our new products or services, could adversely affect our business, financial condition or results of operations.
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
The revenue attributable from our pharmaceutical development services may also fluctuate in the future, which could have an adverse effect on our financial condition and results of operations. Most of our pharmaceutical development clients can terminate our contracts without cause upon proper notice, and we experience termination or non-renewal of our pharmaceutical development contracts in the ordinary course of business. Our pharmaceutical development clients may delay, terminate or reduce the scope of our contracts for a variety of reasons beyond our control, including but not limited to actions by regulatory authorities, negative clinical results, lack of patient enrollment, lack of available financing or shifts in internal priorities. In addition, adverse speculation about our existing or potential relationships with our pharmaceutical development clients may be a catalyst for adverse speculation about us, our products and our technology, which can adversely affect our reputation and business. Delays, terminations or reductions in the scope of our contracts impact our ability to convert our contractually committed services into revenue for the Company. Our ability to realize the full benefits of our contractually committed services due to delay, cancellation or reduction in our client’s contractual commitments, would materially impact our revenues. In addition, the terminability of our contracts puts increased pressure on our quality control efforts, since not only can our contracts be terminated by clients as a result of poor performance, but any such termination may also affect our ability to obtain future contracts from the clients involved and others.
We may become involved in litigation, and our insurance may not sufficiently cover all claims brought against us, which will increase our expenses and may adversely affect our business and results of operations.

Table of Contents	NEOGENOMICS, INC.
From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including employment, commercial, product liability, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. For example, the development, marketing, sale, and performance of laboratory testing services expose us to the risk of litigation, including professional negligence or product liability claims, were someone to allege that our tests failed to perform as designed. We may also be subject to liability for errors in the test results we provide to pathologists and oncologists related to a misunderstanding of, or inappropriate reliance upon, the information we provide. Additionally, failure in our quality control procedures or the quality control procedures of our suppliers may result in, among other things, loss of sales and market acceptance of our tests, injury to our reputation and fines imposed by governmental agencies. Such matters and other litigation against us can be time-consuming, divert management's attention and resources, cause us to incur significant expenses or liability and/or require us to change our business practices. In addition, damages assessed in connection with, and the costs of defending, any legal action could be substantial. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. We also may be faced with litigation claims that exceed our insurance coverage or are not covered under any of our insurance policies. In addition, litigation could have a material adverse effect on our business if it impacts our existing and potential client relationships, creates adverse public relations, diverts management resources from the operation of the business, or hampers our ability to otherwise conduct our business. Because litigation is inherently unpredictable, we cannot be certain that the results of any of these actions will not have a material adverse effect on our business, results of operations and financial condition.
We may be unable to obtain, maintain or enforce our intellectual property rights and may be subject to intellectual property litigation that could adversely impact our business.
We may be unable to obtain or maintain adequate patent or other proprietary rights for our solutions or services or to successfully enforce our proprietary rights. In addition, we have in the past and may in the future be party to intellectual property litigation in our attempts to enforce or restrict the use of our intellectual property rights against third parties or defend ourselves against third parties claiming that we are infringing upon such third parties’ intellectual property rights.
Our success depends in part on our ability to obtain, maintain and protect our intellectual property rights. We apply for patents covering our products, services and technologies and uses thereof, as we deem appropriate. However, obtaining, maintaining and enforcing patents is costly, time-consuming and complex. We may fail to apply for patents on important products, services or technologies in a timely fashion or at all, or we may fail to apply for patents in potentially relevant jurisdictions. We may not be able to file and prosecute all necessary or desirable patent applications, or maintain or enforce patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. The patent prosecution process can be time-consuming and expensive. To the extent our intellectual property rights offers inadequate protection, or is found to be invalid or unenforceable, we would be exposed to a greater risk of direct competition. If our intellectual property rights do not provide adequate coverage of our products, services or technology, our competitive position could be adversely affected, as could our business.
If we are found to infringe on the proprietary rights of others, we could be forced to do one or more of the following:
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
Our provision of laboratory testing and related services in support of sponsor-led clinical trials and research studies may expose us to contractual, operational, regulatory, or reputational risks, including risks related to data integrity, turnaround times, and compliance with applicable quality standards.
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

Table of Contents	NEOGENOMICS, INC.
clinical trials in accordance with the FDA, the U.S. Drug Enforcement Agency (“DEA”), and other applicable regulations, including good clinical practice and informed consent requirements, could result in disruptions to our operations.
Our contracts with the pharmaceutical sponsors of clinical trials include provisions entitling us to be indemnified or entitling us to a limitation of liability. These provisions do not uniformly protect us against liability arising from certain of our own actions or those of our professional staff, such as gross negligence or misconduct. We could be materially and adversely affected if we were required to pay damages or bear the costs of defending any claim which is not covered by or exceeds the limits of a contractual indemnification provision, or in the event that a party who must indemnify us does not fulfill its indemnification obligations, or which is beyond the level of our insurance coverage.
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
Our business consists of clinical laboratories that provide medical testing services for doctors, hospitals, and other laboratories on patient specimens that are sent to our laboratories. In many cases, we bill the patient’s insurance company or a government program for our services. As such, we rely on the cooperation of numerous third-party payers, including but not limited to Medicare, Medicaid, and various insurance companies, to get paid for performing services on behalf of our clients and their patients. The amount of such third-party payments is governed by contractual relationships in cases where we are a participating provider for a specified insurance company, or by established government reimbursement rates in cases where we are an approved provider for a government program such as Medicare or Medicaid. However, we do not have contractual relationships with some of the insurance companies with which we deal, nor are we necessarily able to become an approved provider for all government programs. In such cases, we are deemed to be a non-participating provider, and there is no contractual assurance that we will be able to collect the amounts billed to such insurance companies or government programs. Until such time that we become a participating provider with such insurance companies, there can be no contractual assurance that we will be paid for the services we bill to such insurance companies or patients, and such third parties may change their reimbursement policies for non-participating providers in a manner that may have a material adverse effect on our cash flow or results of operations. Insurance companies may also try to steer business away from us and towards in-network providers by sending letters to physicians and even imposing financial penalties if they continue to send us business. In addition, even when we are a participating provider, we often are subject to insurer requirements for prior authorization for our services. Those requirements can impose substantial administrative burdens, and can be challenging to satisfy, which can jeopardize our ability to perform, or to be paid for, testing. Separately, when new Current Procedural Terminology (“CPT”) codes are introduced by the American Medical Association (“AMA”) it often takes time for commercial insurance providers to recognize the new codes, which can significantly impact the timing of payments, if any, and can increase our days-sales-outstanding. Medicare has also, at times, issued codes or coding guidance that conflicts with the AMA CPT coding, which can cause confusion when secondary insurance is involved. Additionally, due to the fluctuating and uncertain nature of the reimbursement environment, including the amount that payers reimburse us for any of our services, we estimate the amount of revenue to be recognized at the time services are provided and record revenue adjustments if and when the cash subsequently received for the services differs from the revenue recorded. Due to this inherently uncertain nature of the reimbursement landscape, previously recorded revenue adjustments are not indicative of future revenue adjustments from actual cash collections, which may fluctuate significantly.
Business disruptions, including due to natural disasters, power loss, break-ins, global conflicts, political unrest, or unstable economic and market conditions, could have a material adverse effect on our business, results of operations, financial condition, and stock price.
Our operations and those of our suppliers, contractors, and consultants are impacted by disruptions from natural or man-made disasters, such as earthquakes, fires, floods, hurricanes, typhoons, tornadoes, extreme weather conditions, power outages, telecommunications failures, water shortages, break-ins, public health issues, medical epidemics, terrorist attacks, and other events beyond our control. Our operations are dependent in part upon our ability to protect our laboratory operations, including our information technology systems, against physical damage from natural or man-made disasters. Our headquarters in Fort Myers, Florida has been and may again be affected by severe weather. An increased frequency and/or severity of storms, hurricanes, or tornadoes as a result of climate change could impair our ability to operate by severely

Table of Contents	NEOGENOMICS, INC.
damaging our laboratory operations. We do not presently have an emergency back-up generator in place at our Tampa, Florida, Nashville, Tennessee, Atlanta, Georgia, or Phoenix, Arizona dry laboratory locations, which would otherwise mitigate to some extent the effects of a prolonged power outage. If operations of our suppliers are affected by a man-made or natural disaster or other business interruptions, our ability to obtain laboratory and research supplies for our products and services, for example, could be disrupted. Similarly, strikes, severe weather, natural disasters, or other service interruptions by delivery services we use would adversely affect our ability to receive and process patient samples on a timely basis and, accordingly, our ability to compete with other providers of similar services. The occurrence of any of these events could result in interruptions, delays, or cessations in service to clients, which could have a material adverse effect on our business, results of operations, and financial condition. Although we maintain general liability insurance or natural disaster insurance policies, such policies and other applicable insurance policies that we maintain may not fully cover any resulting damages arising from natural disasters or similar events.
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
International trade disputes, including United States trade tariffs and retaliatory tariffs, could adversely impact our overall financial condition, results of operations, or cash flows.
Changes in United States trade policy, including recently announced or potential future tariffs, could have a material adverse impact on our overall financial condition, results of operations, or cash flows. The imposition of new tariffs or increases in existing tariffs on goods imported from or expected to be imported from countries where we or our suppliers operate could result in higher costs for materials or components essential to our operations. These increased costs may reduce our margins, necessitate price adjustments, or impact the affordability and competitiveness of our offerings. Additionally, retaliatory tariffs imposed by other countries on U.S. exports could delay delivery of supplies to us and adversely affect our ability to operate or grow in international markets in which we operate, including the UK. If we are unable to effectively mitigate these risks through supply chain adjustments, pricing strategies, or other measures, our financial performance and growth trajectory could be materially affected.
We depend on third parties for our laboratory and research equipment and supplies. If these supplies or services become unavailable or are disrupted, we would have to seek alternate suppliers, and we may not be able to successfully perform our research, operate our business, or perform our tests on a timely basis.
We order our laboratory and research supplies from large national laboratory supply companies. While we do not depend on a concentrated, limited number of suppliers, we do rely on our suppliers for the specific reagents or other equipment, including sequencers, that are necessary to the performance of our research and development functions, the operation of our business, and the performance of our tests on a timely basis. While we do not believe a short-term disruption from any one of these suppliers would have a material effect on our business, any such disruption could result in short-term impact on our turnaround time or gross margin, depending on the nature or extent of the disruption. Any long-term disruption in the global supply chain impacting the ability of national laboratory supply companies to source the laboratory and research equipment and supplies on which we rely would mean that we may not be able to obtain these equipment and supplies in commercial quantities at acceptable costs, or at all, which would have a material adverse effect on our business and results of operations. While we have not experienced material supply chain disruptions related to these global hostilities to date, we are unable to predict how these conflicts will develop or guarantee that we will not experience material supply chain disruptions in the future.
We depend on our information technology systems and those of our third-party service providers and maintain protected personal data, and a cyber-attack or other breach affecting these information technology systems or protected data could have a material adverse effect on our business, reputation and results of operations.
Our business, including our laboratory operations, depends, in part, on the continued performance of our information technology systems as well as those of our third-party service providers. While we have invested in the protection of data and information technology, our information technology systems are susceptible to a cyber-attack, malicious intrusion,

Table of Contents	NEOGENOMICS, INC.
breakdown, destruction, loss of confidential information or data (including credit card and other financial information), or other significant disruption. These systems have been and are expected to continue to be the target of malware and other cyber-attacks. The continued hybrid working environment following the COVID-19 pandemic has further increased the risk of cyber-attacks and other cybersecurity risks faced by us and our third-party service providers due to our reliance on the internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. In addition, third-party or rogue insider hacking attempts may cause our information technology systems and related products, protected data, or proprietary information to be compromised or stolen. Any such incidents could compromise our networks and the information stored there could be accessed, misused, publicly disclosed, lost, stolen or rendered, permanently or temporarily, inaccessible. A significant attack or other disruption could result in adverse consequences, including increased costs and expenses, manufacturing challenges or disruption, problems with product functionality, damage to client relations, lost revenue, and legal or regulatory penalties. Sustained system failures or interruption of our systems in one or more of our laboratory operations could disrupt our ability to process laboratory requisitions, perform testing, provide test results in a timely manner, and/or bill the appropriate party.
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
We also collect, manage and process sensitive data, including protected health information subject to HIPAA and genetic information, in connection with the operation of our business and our service offerings. Breaches resulting in the loss or unauthorized access to or use of such information, including that of our employees, could result in violations of HIPAA, the HITECH Act, GDPR, and other federal, state, and international laws regarding the privacy, confidentiality, and security of such information. A breach of this protected information could result in adverse consequences, including regulatory inquiries or litigation, increased costs and expenses, including costs related to insurance and remediation of any security vulnerabilities, reputational damage, lost revenue, and fines or penalties. Insurance policies that may provide coverage with regard to such incidents may not cover any or all of the resulting financial losses. In addition, we collect and store intellectual property and proprietary business information owned or controlled by us or other third parties for our clients and payers. Cyber-attacks, security breaches, computer viruses, malware and other incidents could cause misappropriation, loss or other unauthorized disclosure of such information. Increasingly complex methods have been used in cyber-attacks, including ransomware, phishing, structured query language injections, social engineering schemes, and distributed denial-of-service attacks. A cyber-attack can also be in the form of unauthorized access or a blocking of authorized access. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased.
While we invest in our systems and technology and in the protection of our products and data to reduce the risk of an attack or other significant disruption, we cannot be certain that these measures and efforts will prevent future attacks or other significant disruptions to any of the systems on which we rely. Similarly, we cannot be certain that third-party information technology providers with which we contract will not suffer a significant attack or disruption that impacts clients, such as supply chain attacks. Any significant breach, attack, disruption, or failure of our information technology systems could adversely affect our business, results of operations, and financial condition. See “Cybersecurity – Risk management and strategy,” Item 1C of this Annual Report on Form 10-K for additional information.
Our current and potential future use of artificial intelligence and machine learning may not be successful and introduces emerging risks and challenges to our business.
We have implemented certain artificial intelligence (“AI”) technologies into various aspects of our operations, including our marketing, information technology and data security, financial analysis and lab services functions, and we may further expand our use of AI to improve productivity as the technology continues to evolve. Although we have implemented and continue to evaluate appropriate controls to ensure output quality, the use, development, and integration of AI and machine learning technologies present risks and challenges that could materially and adversely affect our business, financial condition, and results of operations.
AI algorithms may be flawed, datasets may be insufficient or biased, and ineffective AI development or deployment could lead to compliance violations, cybersecurity risks, breaches of confidentiality and privacy obligations, noncompliance with applicable laws and regulations, threats to intellectual property rights, and the misuse of personally identifiable information,

Table of Contents	NEOGENOMICS, INC.
including protected health information. AI and machine learning technologies may also contribute to novel and urgent cybersecurity risks, including through the use by third parties of such technologies to launch more automated, targeted, and coordinated attacks.
Additionally, the regulatory framework for AI and machine learning technologies is rapidly evolving, and it is possible that new laws and regulations will be adopted, or that existing laws and regulations may be interpreted in ways that would affect our business. Several jurisdictions, including Europe and the United States, have proposed or enacted laws governing AI, and we may be required to commit significant resources to modify and maintain business practices to comply with any applicable regulations concerning the use of AI, the nature of which cannot be determined at this time.
Developing, testing, and deploying AI systems may increase our operating costs due to the nature of the computing costs involved in such systems. Our efforts to develop, acquire, or integrate these technologies may involve significant time, costs, and other resources, and may divert our management team’s attention and focus from executing on other elements of our strategy. We may also face increased competition from other companies that are using AI, some of which may develop more effective methods to deploy these technologies than we or any of our business partners have, which could impair our ability to compete effectively.
Performance issues, service interruptions, or price increases by our shipping carrier could adversely affect our business, results of operations, and financial condition, and harm our reputation and ability to provide our specialized clinical services on a timely basis.
Expedited, reliable shipping is essential to our operations. One of our marketing strategies principally highlights the reliability of our point-to-point transport of patient samples. We rely heavily on a single provider of transport services, FedEx Corporation (the “Carrier”), for reliable and secure point-to-point transport of patient samples to our laboratory and enhanced tracking of these patient samples. Should the Carrier encounter delivery performance issues such as loss, damage, or destruction of a sample, it may be difficult to replace our patient samples in a timely manner and such occurrences may damage our reputation and lead to decreased demand for our services and increased cost and expense to our business. In addition, any significant increase in shipping rates could adversely affect our operating margins and results of operations. If the Carrier or we were to terminate our relationship, we would be required to find another party to provide expedited, reliable point-to-point transport of our patient samples. There are only a few other providers of such nationwide transport services, and we cannot be certain that we will be able to enter into arrangements with another provider on acceptable terms, if at all. Finding a new provider of transport services would be time-consuming and costly and result in delays in our ability to provide our specialized clinical services. Even if we were to enter into an arrangement with such alternative provider, we cannot be certain that they will provide the same level of quality in transport services currently provided to us by the Carrier. If the new provider does not provide the required quality and reliable transport services, it could adversely affect our business, reputation, results of operations, and financial condition.
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
If we are unable to successfully manage the implementation of our Laboratory Information Management System (“LIMS”), our business and results of operations may be adversely affected.
We are in the process of implementing LIMS, the integrated internal system we use to manage the processing, timeline and data reporting outputs for our laboratory workflows. LIMS focuses on improved accessioning workflows, real-time tracking, efficient sample management, and digitized quality control processes to enhance accuracy and efficiency in lab operations. We continue to make progress on our implementation process and additional implementation activities are expected to continue in phases over the next year. The successful implementation of LIMS is critical to our ability to provide important

Table of Contents	NEOGENOMICS, INC.
information to management, obtain and deliver test results, provide services and customer support, and otherwise operate our business. The implementation of LIMS is a complex, labor intensive, and time-consuming project, which involves substantial expenditures on system software and implementation activities. Any such implementation involves risks inherent in the conversion to a new system, including loss of information and potential disruption to our normal operations. The implementation and maintenance of LIMS has required, and will continue to require, the investment of significant financial and human resources, the re-engineering of processes of our business, and the attention of many employees who would otherwise be focused on other aspects of our business. Our results of operations could be adversely affected if we experience time delays or cost overruns during the LIMS implementation process, or if we are unable to reap the benefits we expect from LIMS. Any material deficiencies in the design and implementation of LIMS could also result in potentially materially higher costs and could adversely affect our ability to operate our business. Any of these consequences could have a material adverse effect on our business, financial condition and results of operations.
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
In January 2021, we issued $345.0 million aggregate principal amount of our Convertible Notes. The Convertible Notes bear interest at a rate of 0.25% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2021. We may also incur additional indebtedness in the future. Our ability to make scheduled payments of the principal of, pay interest on, or refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our indebtedness and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional indebtedness or equity financing on terms that may not be favorable to us, or may be highly dilutive, or may not be available at all. Our ability to refinance the Convertible Notes will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Any event of default or inability to otherwise satisfy our

Table of Contents	NEOGENOMICS, INC.
obligations with respect to our indebtedness could have a material adverse effect on our future operating results and financial condition.
We may not have the ability to raise the funds necessary to settle conversions of the Convertible Notes in cash or to repurchase the Convertible Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Convertible Notes.
Holders of the Convertible Notes have the right to require us to repurchase their Convertible Notes upon the occurrence of a fundamental change (as defined in the indenture governing the Convertible Notes) at a cash repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Convertible Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Convertible Notes or pay the cash amounts due upon their conversion. In addition, our ability to repurchase the Convertible Notes or to pay cash upon conversions of the Convertible Notes may be limited by applicable law, by regulatory authority, or by agreements governing our future indebtedness. Our failure to repurchase Convertible Notes at a time when the repurchase is required by the respective indenture or to pay any cash payable on future conversions of the Convertible Notes as required by such indenture would constitute a default under the indenture. A default under an indenture or the occurrence of the fundamental change may also lead to a default under any agreements governing our indebtedness we may incur in the future. If the repayment of any potential future indebtedness we may incur were to be accelerated upon an event of default related to our Convertible Notes, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes or make cash payments upon conversions thereof.
The capped call transactions may affect the value of the Convertible Notes and our common stock.
In connection with the issuance of the Convertible Notes, we entered into privately negotiated convertible note held transactions, referred to as capped call transactions, with certain option counterparties. Upon conversion of any of the Convertible Notes, we will satisfy our conversion obligation by paying or delivering, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election, and the capped call transactions are intended to reduce the potential dilution to our common stock (or, in the event a conversion of the Convertible Notes is settled in cash, to reduce our cash payment obligation) upon conversion of the Convertible Notes and/or offset some or all of any cash payments we are required to make in excess of the principal amount of converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap.
In connection with these transactions, the option counterparties or their respective affiliates may modify their hedge positions related to the capped call transactions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Convertible Notes (and are likely to do so during any observation period related to a conversion of Convertible Notes or following any repurchase or redemption of the Convertible Notes). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the Convertible Notes.
In addition, the capped call transactions are complex, and they may not operate as planned. For example, the terms of the capped call transactions may be subject to adjustment, modification or, in some cases, renegotiation if certain corporate or other transactions occur. Accordingly, these transactions may not operate as we intend if we are required to adjust their terms as a result of transactions in the future or upon unanticipated developments that may adversely affect the functioning of the capped call transactions.
Conversion of the Convertible Notes may dilute the ownership interest of our existing stockholders or may otherwise adversely effect the market price of our common stock.
The conversion of some or all of the Convertible Notes may dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of any of the Convertible Notes. We have entered into capped call transactions with respect to the Convertible Notes to reduce the risk of dilution, but to the extent that the conversion price of the Convertible Notes exceeds the cap price of the capped calls or to the extent that the Convertible Notes are converted, such conversions and the corresponding issuance of common stock will dilute the ownership interests of our existing stockholders. The Convertible Notes may from time to time in the future be convertible at the option of their holders prior to their scheduled terms under certain circumstances. Any sales in the public market of the shares of common stock issuable upon such conversion could adversely affect prevailing market price of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions, and the anticipated conversion of the Convertible Notes into shares of our common stock could depress the price of our common stock.

Table of Contents	NEOGENOMICS, INC.
Risks Relating to Government Regulation and Reimbursement
If the FDA were to begin to regulate Laboratory Developed Tests as medical devices, it could require us to conduct additional clinical trials and obtain regulatory approvals for our products, which could harm our business.
We frequently develop diagnostic tests for clients that cannot currently be provided using test kits approved or cleared by the FDA. Currently, all Laboratory Developed Tests (“LDTs”) are conducted and offered in accordance with the requirements of CLIA and individual state licensing procedures, and the FDA has had a policy of enforcement discretion with regard to LDTs. As addressed in Part I, Item 1, “Business— Licensure, Accreditation, and Quality Standards— Laboratory Developed Tests” in this Annual Report on Form 10-K, on April 29, 2024, the FDA’s final rule on the regulation of LDTs, which amended the FDA's regulations to make explicit that LDT's are devices under the Federal Food, Drug, and Cosmetic Act (“FD&C Act”), was vacated by the U.S. District Court for the Eastern District of Texas. As a result of this decision, the final rule will not take effect, and LDTs will continue to be regulated under the existing regulatory frameworks.
We cannot be certain that FDA will not change its regulatory approach to LDTs, whether triggered by legislation, the change in presidential administration, or otherwise. In the event that the FDA begins to regulate our tests, it may require us to submit a premarket approval, premarket notification, or other application to permit commercial sales. This could require us to submit a significant volume of applications, which would be burdensome and potentially costly, and there is no guarantee we would be successful in obtaining such clearance or approval for our tests, which could harm our business. FDA also could require us to complete additional pre-market clinical testing to support a premarket approval or premarket notification application, which could delay the commencement or completion of clinical testing, significantly increase our test development costs, delay commercialization of any future tests, and interrupt sales of our current tests. Many of the factors that may cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to delay or denial of regulatory clearance or approval. We also cannot be certain that FDA will not enact rules or guidance that could impact our ability to purchase materials necessary for the performance of our LDTs, such as products labeled for research use only. Should any of the reagents we obtain from third party suppliers and use in conducting our LDTs be affected by future regulatory actions, our business could be adversely affected by those actions, including increasing the cost of testing or delaying and limiting or prohibiting the purchase of reagents necessary to perform testing.
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

Table of Contents	NEOGENOMICS, INC.
governing healthcare service providers, including specialized diagnostic service providers. These changes have adversely affected and may in the future adversely affect coverage for our services. We also believe that healthcare professionals may not use our services if third-party payers do not provide adequate coverage and reimbursement for them. These changes in federal, state, local, and third-party payer regulations or policies may decrease our revenues and adversely affect our results of operations and our financial condition. We will continue to be a non-contracted provider until such time as we enter into contracts with third-party payers with which we are not currently contracted. Because a portion of our revenues is from third-party payers with which we are not currently contracted, it is possible that we will be required to make positive or negative adjustments to accounting estimates with respect to contractual allowances in the future, which may adversely affect our results of operations, our credibility with financial analysts and investors, and our stock price.
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
In addition, recent laws have made changes to Medicare reimbursement for our tests that are reimbursed under the CLFS, many of which have already gone into effect. The Protecting Access to Medicare Act of 2014 (“PAMA”) made significant changes to how Medicare pays for clinical diagnostic laboratory tests under the CLFS. As part of the changes made under PAMA, beginning in 2017, Medicare CLFS reimbursement rates were to be based on the volume-weighted median of the private payer payment rates for these tests. This led to reductions from prior rates, and without further legislative changes, will continue to result in reductions as the Medicare CLFS reimbursement rate converges towards the median private payer rate. Reductions were capped at 10.0 percent per annum from 2017 through 2020, and this cap was set to increase to 15.0 percent for 2020. Subsequent legislation, including most recently the Continuing Appropriations and Extensions Act, 2025 that was passed in 2024, delayed the implementation of the 15.0 percent rate reduction cap to 2026 and extended the 15.0 percent rate reduction cap through 2028. The effectiveness of the rate reductions, as of January 31, 2026, further reduces Medicare program payments for CLFS tests. It is possible that additional reductions could be enacted in the future.
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
In certain jurisdictions, Palmetto GBA administers the Molecular Diagnostic Services Program (“MolDx”) and establishes coverage and reimbursement for certain molecular diagnostic tests, including many of our tests. To obtain Medicare coverage for a molecular diagnostic test (FDA-approved or LDT), laboratories must apply for and obtain a unique test identifier or what is known as a “Z” code. For newly developed tests or for established tests that have not been validated for clinical and analytical validity and clinical utility, laboratories must submit a detailed dossier of clinical data to substantiate that the test meets Medicare’s requirements for coverage. The field of molecular diagnostics is evolving very rapidly, and clinical studies on many new tests are still underway. We cannot be certain that some of our molecular tests will ever be covered services by Medicare, nor can we determine when the medical literature will meet the standard for coverage that Medicare Administrative Contractors have set.
In November 2017, CMS initiated a national coverage analysis for the use of NGS diagnostic tests for patients with advanced cancer. The proposed decision memorandum was released and open to a public comment period. On March 16, 2018, CMS issued a final decision memorandum for NGS as a diagnostic laboratory test and determined it to be reasonable and

Table of Contents	NEOGENOMICS, INC.
necessary, and covered nationally when performed in a CLIA-certified laboratory, ordered by a treating physician, and all of the following requirements are met: (a) the patient has either recurrent, relapsed, refractory, metastatic, or advanced stages III or IV cancer; (b) the patient has either not been previously tested using the same NGS test for the same primary diagnosis of cancer or has had repeat testing using the same NGS test only when a new primary cancer diagnosis is made by the treating physician; and (c) the patient has decided to seek further cancer treatment (e.g., therapeutic chemotherapy). CMS also determined that the diagnostic laboratory test using NGS must have: FDA approval or clearance as a companion in vitro diagnostic; an FDA approved or cleared indication for use in that patient’s cancer; and results provided to the treating physician for management of the patient using a report template to specify treatment options. On January 27, 2020 CMS issued a final decision memorandum expanding coverage of a FDA approved or cleared NGS test when performed in a CLIA-certified laboratory, ordered by a treating physician, and all of the following requirements are met (a) the patient has ovarian or breast cancer; (b) the patient has clinical indications for germline (inherited) testing ; (c) the patient has a risk factor for germline (inherited) breast or ovarian cancer; and (d) the patient has not been previously tested with the same germline test using NGS for the same germline genetic content. In addition, the CMS final decision memo provides that Medicare Administrative Contractors may determine coverage of NGS tests when performed in a CLIA-certified laboratory, ordered by a treating physician, and all of the following requirements are met: (a) the patient has any cancer diagnosis; (b) the patient has a clinical indication for germline (inherited) testing of hereditary cancers; (c) the patient has a risk fact for germline (inherited) cancer; and (d) the patient not been previously tested with the same germline test using NGS for the same germline genetic content. These CMS changes to reimbursement for NGS testing could directly affect our revenue for these test types.
In recent years, Medicare has encouraged beneficiaries to participate in managed care programs, known as “Medicare Advantage” programs, and has encouraged beneficiaries from the traditional fee-for-service Medicare program to switch to Medicare Advantage programs. This has resulted in rapid growth of health insurance and managed care plans offering Medicare Advantage programs and growth in Medicare beneficiary enrollment in these programs. Also, in recent years, many states have increasingly mandated that Medicaid beneficiaries enroll in managed care arrangements. If these efforts continue to be successful, we may experience a further shift of traditional Medicare and Medicaid fee-for-service beneficiaries to managed care programs. As a result, we would be required to contract with those private managed care programs in order to be reimbursed for services provided to their Medicare and Medicaid members. We cannot be certain that we will be successful in entering into agreements with these managed care programs at rates of payment similar to those we realize from our non-managed care lines of business.
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
We are subject to extensive state and federal regulatory oversight regarding laboratory licensing and operations. Each of our laboratories must satisfy federal requirements under CLIA and maintain the appropriate CLIA Certificate for all testing performed at the lab. Notably, on September 23, 2025, CMS issued guidance that ended pandemic-era enforcement discretion for remote cytology screening using digital slides, requiring laboratories to ensure appropriate CLIA certification for remote cytology sites by March 2026. Additionally, most states have adopted various laws and regulations setting standards for laboratories performing clinical laboratory testing, and requiring laboratories to obtain and maintain a state laboratory license before the laboratory is authorized to perform testing. These state licensure laws address a host of requirements and often establish permissible and prohibited practices involving digital health, including but not limited to telehealth and telepathology. For example, in October 2025, New York State's Department of Health announced that, effective March 23, 2026, remote review of digital images of cytology slides will be permitted only if the review occurs at a site that holds its own New York clinical laboratory permit and separate CLIA certificate (remote review of other digital results and images remains permissible when the state’s remote-extension policy conditions are met).
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

Table of Contents	NEOGENOMICS, INC.
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
There has been, and will continue to be, significant efforts by both federal and state agencies to reduce costs in government healthcare programs and otherwise implement government control of healthcare costs. In addition, private payers continually seek ways to reduce and control overall healthcare costs, and increasing emphasis on managed care in the United States will continue to put pressure on the pricing of healthcare services. Uncertainty exists as to the coverage and reimbursement status of new applications and services. Third-party payers, including governmental payers such as Medicare and private payers, are scrutinizing new medical products and services and may not cover or may limit coverage and the level of reimbursement for our services, or may impose processes, such as requirements for prior authorization, that can challenge coverage and reimbursement. Third-party insurance coverage may not be available to patients for any of our existing tests or for tests we discover and develop, and a substantial portion of the testing for which we bill our hospital and laboratory clients is ultimately paid by third-party payers. Likewise, any pricing pressure exerted by these third-party payers on our clients may, in turn, be exerted by our clients on us. If government and other third-party payers do not provide adequate coverage and reimbursement for our tests, it could adversely affect our operating results, cash flows and/or our financial condition.
Our operations are subject to strict laws prohibiting fraudulent billing and other abuse, and our failure to comply with such laws could result in substantial penalties, including exclusion from participation in Medicare, Medicaid, and other governmental payer programs.
We are subject to extensive federal, state and local laws and regulations in the U.S., including the following laws related to fraud and abuse:
•the federal Anti-Kickback Statute (AKS), which prohibits knowingly and willfully offering, paying, soliciting, or receiving remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for, or recommending of an item or service that is reimbursable, in whole or in part, by a federal health care program;
•the Eliminating Kickbacks in Recovery Act of 2018 (EKRA), which is an all-payer anti-kickback prohibition on, among other things, knowingly and willfully paying or offering any remuneration directly or indirectly to induce a referral of an individual to a clinical laboratory;
•the federal physician self-referral prohibition (Stark Law or the Physician Self-Referral Law), which, absent an exception, prohibits a physician from making a Medicare referral for certain designated health services, including

Table of Contents	NEOGENOMICS, INC.
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
•the Health Insurance Portability and Accountability Act of 1996 (HIPAA) fraud and abuse provisions, which created federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private insurers, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services; and
•other federal and state fraud and abuse laws, such as anti-kickback laws, prohibitions on self-referral and fee-splitting, and false claims acts, which may extend to services reimbursable by any third-party payer, including private insurers.
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

Table of Contents	NEOGENOMICS, INC.
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
We submit thousands of claims for payment to governmental programs and private payers, and we cannot guarantee that there have not been errors in our claims. While we maintain a robust compliance program that includes consistent, detailed review of our documentation, coding, and billing practices, the rules are frequently vague, complex, and continually changing and we cannot be certain that governmental authorities, private insurers, or private whistleblowers will not challenge our practices. Such a challenge could result in a material adverse effect on our business. We therefore could be exposed to potential liability, penalties, or limitations on our operations due to failure to comply with significant government regulation and laboratory operations.
Existing federal laws governing Medicare and Medicaid, as well as other state and federal laws, also regulate certain aspects of the relationship between healthcare providers, including clinical laboratories, and their referral sources, including physicians, hospitals and other laboratories. Some of these laws, including the federal AKS and the federal Stark Law contain extremely broad proscriptions. Violation of these laws can result in criminal or civil penalties, exclusion from participation in the Medicare, Medicaid, and other federal healthcare programs, repayment of reimbursement received related to services tied to any impermissible referrals, or civil monetary penalties, which may be significant, as well as potential FCA liability. Government authorities may determine that our arrangements with physicians and other clients do not comply with the federal AKS, Stark Law, and similar state laws, and may impose civil monetary penalties or exclude us from participation in federal healthcare programs based on our arrangements with physicians and other clients. The Company voluntarily conducted an internal investigation, with the assistance of outside counsel, that focused on the compliance of certain consulting and service agreements with federal healthcare laws and regulations, including those relating to fraud, waste, and abuse. Based on this internal investigation, the Company voluntarily notified the OIG of the Company’s internal investigation in November 2021. The Company’s interactions with regulatory authorities and the Company’s related review of this matter are ongoing. As of December 31, 2025, the Company has accrued a reserve of $11.2 million in other long-term liabilities on the Consolidated Balance Sheets for potential damages and liabilities associated with the federal healthcare program revenue received by the Company in connection with the agreements at issue that were identified during the course of this internal investigation. This reserve reflects management’s best estimate of the minimum probable loss associated with this matter. As a result of the internal investigation and ongoing interactions with regulatory authorities, the Company may accrue additional reserves for any related potential damages and liabilities arising out of this matter. At this time, the Company is unable to predict the duration, scope, result, or related costs associated with any further investigation, including by the OIG, or any other governmental authority, or what penalties or remedial actions they may seek. Accordingly, at this time, the Company is unable to estimate a range of possible loss in excess of the amount reserved. Determinations that the Company’s operations or activities do not, or did not, comply with laws or regulations, however, may result in the imposition of civil or criminal fines, penalties, disgorgement, restitution, equitable relief, exclusion from participation in federal healthcare programs or other losses or conduct restrictions, which could be material to the Company’s financial results or business operations.
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
Tests which are reimbursed by Medicare and other government payers (for example, State Medicaid programs) accounted for approximately 13%, 13% and 13% of our revenues for the years ended December 31, 2025, 2024 and 2023, respectively. The Medicare program imposes extensive and detailed requirements on diagnostic service providers, including, but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit claims for reimbursement, and how we provide specialized diagnostic laboratory services. Further, we are prohibited from contracting with any individuals or entities who have been excluded from participation in Medicare or Medicaid and are listed on the OIG’s List of Excluded Individuals and Entities List (“LEIE”) or in the System for Award Management, which includes the previously independent Government Services Administration’s Excluded Parties List System (“GSA-EPLS”). Contracting with excluded individuals or entities, such as hiring an excluded person or contracting with an excluded vendor, can result in significant penalties.

Table of Contents	NEOGENOMICS, INC.
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
In addition to the federal AKS, in October 2018, the U.S. Congress enacted EKRA as part of the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act. EKRA is an all-payer anti-kickback law that makes it a criminal offense to pay any remuneration to induce referrals to, or in exchange for, patients using the services of a recovery home, a substance use clinical treatment facility, or laboratory. As drafted, an EKRA prohibition on incentive compensation to sales employees, payments to group purchasing organizations (“GPOs”), or group practices is broader than the federal AKS. Significantly, EKRA permits the U.S. Department of Justice (the “DOJ”) to issue regulations clarifying EKRA’s exceptions or adding additional exceptions, but such regulations have not yet been issued. There is a risk that government enforcement authorities may take a contrary position with respect to the EKRA, given the lack of associated regulations to clarify or add exceptions. If we are found to be in violation of EKRA, we could be subject to significant penalties, including fines, sanctions and exclusion from participation in government and private payer programs.
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
In the United States, in addition to the HIPAA Rules described above, the Company is subject to additional federal and state laws regarding the handling and disclosure of patient records and patient health information. Effective April 5, 2021, HHS published a final rule implementing the information blocking provisions (“Information Blocking Rules”) of the 21st Century Cures Act. The Information Blocking Rules prohibit covered actors, including healthcare providers, from engaging in activity that is likely to interfere with the access, exchange, or use of EHI unless such activity falls into one of eight exceptions. The Information Blocking Rules provide for civil monetary penalties for noncompliance by healthcare IT vendors and, separately, “appropriate disincentives” for noncompliance by healthcare providers. HHS has announced the agency's “commitment to intensify enforcement activity” to stop information blocking.
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
Numerous other federal, state, and international laws govern the collection, use, and disclosure of personal information and may complicate our compliance efforts. Failure to comply with these laws can result in the imposition of significant fines and impact our ability to process certain personal data. For example, in the U.S., the CCPA affords California residents expanded privacy rights and protections and provides for civil penalties for violations and a private right of action related to certain data security breaches. These protections have been expanded by the CPRA, which became operational in most key respects on January 1, 2023. Similar laws continued to be proposed or passed at the U.S. federal and state level, including the Texas Data Privacy and Security Act, which took effect on July 1, 2024, the Oregon Consumer Privacy Act, which took effect on July 1, 2024, the Montana Consumer Data Privacy Act, which took effect on October 1, 2024, the Delaware Personal Data Privacy Act, which took effect on January 1, 2025, the Iowa Consumer Data Protection Act, which took effect on January 1, 2025, the Kentucky Consumer Data Protection Act, which took effect on January 1, 2026, the Maryland Online Data Privacy Act, which took effect on October 1, 2025, the Minnesota Consumer Data Privacy Act, which took effect on July 31, 2025, the Nebraska Data Privacy Act, which took effect on January 1, 2025, the New Hampshire Privacy Act, which took effect on January 1, 2025, the New Jersey Data Privacy Act, which took effect on January 15, 2025, the Rhode Island Data Transparency and Privacy Protection Act, which took effect on January 1, 2026, and Tennessee Information Protection Act, which took effect on July 1, 2025, among other laws. A number of other states have passed laws related to the privacy and

Table of Contents	NEOGENOMICS, INC.
security of consumer health information and personal data which will become effective within the next two years, and more states have proposed legislation under consideration. Additionally, states continue to enact laws focusing on consumer health data that are similar to these comprehensive data laws, but impose more stringent consent requirements for consumer health data. These laws carry statutory damages, and in some cases allow for a private right of action. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including laws in all 50 states requiring security breach notification in some circumstances. These and other laws could increase regulatory compliance risk, create liability for us or increase our cost of doing business.
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
We may form strategic partnerships or make investments in companies or technologies that could negatively affect our operating results, distract management’s attention from other business concerns, dilute our stockholders’ ownership, and significantly increase our debt, costs, expenses, liabilities and risks.
We may form strategic partnerships or make investments in companies or technologies that leverage our industry experience to expand our product offerings or distribution. We have limited experience with forming strategic partnerships, and we compete for those opportunities with others including our competitors, some of which have greater financial or operational resources than we do. We may not be able to identify suitable strategic partners, we may have inadequate access to information or insufficient time to complete due diligence, and we may not be able to complete such transactions on favorable terms, if at all. The success of any such strategic partnerships or investments will depend not only on our contributions and capabilities, but also on the property, resources, efforts and skills contributed by our strategic partners. Further, disputes may arise with strategic partners, due to conflicting priorities or conflicts of interests. We may not realize the anticipated benefits of any such strategic partnership or investment, and we may also experience losses related to

Table of Contents	NEOGENOMICS, INC.
investments in other companies, which could have a material negative effect on our results of operations and financial condition.
We may seek to finance any such strategic partnerships or investments through the incurrence of debt, which could have a material adverse effect on our financial condition, results of operations and cash flows, or through the issuance of shares of our common stock as consideration, which would dilute the ownership of our stockholders.
If we are unable to successfully integrate future acquisitions with our business, the anticipated benefits of such transactions may not be realized and our business, financial conditions, results of operations and cash flows may be adversely affected.
We have made acquisitions of businesses, technologies and assets and may pursue additional acquisitions in the future. Acquisitions require us to devote significant management attention and resources to integrating the acquired company’s business practices and operations with our own. Potential difficulties we may encounter as part of the integration process, include the following:
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
We cannot be certain that all of the goals and anticipated benefits of an acquisition will be achievable, particularly as achievement of the benefits is in many important respects subject to factors that we do not control. These factors would include the reactions of third parties with which we enter into contracts and do business and the reactions of investors and analysts.
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

Table of Contents	NEOGENOMICS, INC.
If goodwill and intangible assets that we recorded in connection with our acquisitions become impaired, we may have to take significant charges against earnings.
In connection with the accounting for our completed acquisitions, we recorded a significant amount of goodwill and intangible assets. Goodwill and indefinite-lived intangible assets are evaluated for impairment annually, or more frequently if conditions warrant, by comparing the carrying value of a reporting unit to its estimated fair value. Intangible assets with definite lives are reviewed for impairment when events or circumstances indicate that their carrying value may not be recoverable. Declines in operating results, sustained market declines and other factors that impact the fair values of our reporting units could result in an impairment of goodwill or intangible assets and a charge against earnings, which could materially adversely affect our results of operations or financial condition in future periods. During the year ended December 31, 2025, we recorded material impairment charges related to goodwill and certain intangible assets, reflecting changes in assumptions, operating performance, and market conditions. If these or other adverse conditions persist or worsen, or if our estimates and assumptions used in future impairment analyses differ from actual results, we may be required to record additional impairment charges, which could materially adversely affect our results of operations or financial condition in future periods.
We may incur greater costs than anticipated in connection with implementing our business strategy, which could result in sustained losses.
We use reasonable efforts to assess and predict the expenses necessary to pursue our business strategies. However, implementing our business strategy may require more employees, capital equipment, supplies, or other expenditure items than management has predicted, particularly as we continue to grow. Similarly, the cost of compensating additional management, employees, and consultants or other operating costs may be more than we estimate, which could result in ongoing and sustained losses.
We may face fluctuations in our results of operations and we are subject to seasonality in our business which could negatively affect our business operations.
Management expects that our results of operations may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to: (i) the continued rate of growth, usage, and acceptance of our products and services; (ii) demand for our products and services; (iii) the introduction and acceptance of new or enhanced products or services by us or by competitors; (iv) our ability to anticipate and effectively adapt to developing markets and to rapidly changing technologies; (v) our ability to attract, retain, and motivate qualified personnel; (vi) the initiation, renewal, or expiration of significant contracts with any major clients; (vii) pricing changes by us, our suppliers, or our competitors; (viii) seasonality; and (ix) general economic conditions and other factors. Accordingly, future sales and operating results are difficult to forecast. Our expenses are based in part on our expectations as to future revenues and to a significant extent are relatively fixed, at least in the short term. We may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in relation to our expectations would likely have an immediate adverse impact on our business, results of operations, and financial condition. In addition, we may determine from time to time to make certain pricing or marketing decisions or acquisitions that could have a short-term material adverse effect on our business, results of operations, and financial condition and may not result in the long-term benefits intended.
Furthermore, in Florida, historically our largest referral market for laboratory testing services, a meaningful percentage of the population returns to their homes in the Northern United States to avoid the hot summer months. This, combined with our clients’ usual summer vacation schedules, typically results in a modest decline in the volume of our testing services during the summer vacation season. Because of all of the foregoing factors, our operating results in future periods could be less than the expectations of investors. See Part I, Item 1, “Business—Seasonality” in this Annual Report on Form 10-K for further discussion of the seasonality of our business.
The steps we have taken to protect our intellectual property and proprietary rights may not be adequate, which could result in infringement or misappropriation by third parties.
We regard our copyrights, trademarks, trade secrets, and similar intellectual property as critical to our success, and we rely upon trademark law, copyright law, trade secret protection, and confidentiality and/or license agreements with our employees, clients, partners, and others to protect our proprietary rights. While we will seek to protect those trademarks through timely renewal in applicable jurisdictions, the steps taken by us to protect our proprietary rights may not be adequate or third parties may infringe or misappropriate our copyrights, trademarks, trade secrets, and similar proprietary rights. In addition, other parties may assert infringement claims against us.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity and information security risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. We have adopted processes designed to identify, assess and manage material risks from cybersecurity threats. Those processes include response to and an assessment of internal and external threats to the security, confidentiality, integrity and availability of our data and information systems, along with other material risks to our operations. We regularly assess risks from cybersecurity threats; monitor our information systems for potential vulnerabilities; and test those systems pursuant to our cybersecurity policies, processes, and practices, which are integrated into our overall risk management program. We also rely on third parties, including cloud vendors, for various business functions. Our third-party services providers have access to our information systems and data, and we rely on such third parties for the continuous operation of our business operations. We select key third-party service providers based on several factors, including the type of data processed and the nature of services offered, and we oversee such key third party service providers by conducting vendor diligence upon onboarding and ongoing monitoring.
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
The CISO provides periodic updates on our cybersecurity risk profile to management's Technology Risk Management Committee and the Audit Committee of our board of directors. The CISO provides periodic updates to the Audit Committee, the full Board of Directors (the “Board”), our Chief Executive Officer, and other members of senior management, as appropriate. These updates typically address:
•Evolving cyber risks and threats;
•Progress on strategic initiatives to safeguard our information systems;
•Cyber incident response preparedness and capabilities;

Table of Contents	NEOGENOMICS, INC.
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
We maintain laboratories at all of our facilities, as well as administrative offices at four of our locations. The following table summarizes our facilities by location and approximate square footage:

Location	Square Footage
Fort Myers, Florida	150,000
Aliso Viejo, California	112,700
Ramsey, New Jersey	39,100
Houston, Texas	32,800
Durham, North Carolina	32,100
Carlsbad, California	28,600
Cambridge, United Kingdom	12,500
Nashville, Tennessee	7,800
Tampa, Florida	5,600
Phoenix, Arizona	4,700
Fresno, California	2,600
Chicago, Illinois	2,200
Plantation, Florida	100
Sarasota, Florida	100
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
Holders of Common Stock
As of February 13, 2026, there were 519 stockholders of record of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.
Dividends
We have never declared or paid cash dividends on our common stock. We intend to retain all future earnings to finance operations and future growth and, therefore, we do not anticipate paying any cash dividends in the foreseeable future. Our financing arrangements contain certain restrictions on our ability to pay dividends on our common stock.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table sets forth information concerning our purchases of common stock for the periods indicated:

Period of Repurchase	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2025 - October 31, 2025	488	$7.91	—	—
November 1, 2025 - November 30, 2025	623	$9.78	—	—
December 1, 2025 - December 31, 2025	23,475	$12.00	—	—
Total	24,586		—	—
(1) The Company's 2023 Equity Incentive Plan was adopted on May 25, 2023 and amended on May 22, 2025 (as amended, the “2023 Plan”). The 2023 Plan replaced the Amended and Restated Equity Incentive Plan, as most recently amended on May 25, 2017 (the “Prior Plan”). Both the 2023 Plan and the Prior Plan allow participants to surrender already-owned shares having a fair market value equal to the required withholding tax related to the vesting of restricted stock. Pursuant to a share withholding election made by participants in connection with the vesting of such awards, all of which were outside of a publicly announced repurchase plan, we acquired from such participants the shares noted in the table above to satisfy tax withholding obligations related to the vesting of their restricted stock. The prices listed in the table above are averages of the fair market prices at which we valued shares withheld for purposes of calculating the number of shares to be withheld.

Table of Contents	NEOGENOMICS, INC.
Comparison of Cumulative Five Year Total Return
We have presented below the cumulative total return to our stockholders of $100 during the period from December 31, 2020, through December 31, 2025, in comparison to the cumulative return on the S&P 500 Index, the Nasdaq Biotechnology Index (^NBI) and a customized peer group of five publicly traded companies during that same period. The peer group is made up of Exact Sciences Corporation, Laboratory Corporation of America Holdings, Myriad Genetics, Inc., Natera, Inc., and Quest Diagnostics, Inc. Several of our closest competitors are part of large pharmaceutical or other multi-national firms, or are privately held and, as such, we are unable to obtain financial information for them.
The results assume that $100 (with reinvestment of all dividends) was invested in our common stock, the index, and in the peer group and its relative performance tracked through December 31, 2025. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock. The performance graph set forth above shall not be deemed incorporated by reference into any filing by us under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act except to the extent that we specifically incorporate such information by reference therein.
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in this Annual Report on Form 10-K. The information contained below includes statements of management’s beliefs, expectations, goals and plans that, if not historical, are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. For a discussion on forward-looking statements, see the information set forth in the introductory note to this Annual Report under the caption “Forward Looking Statements,” which information is incorporated herein by reference. For discussion and analysis pertaining to 2024 overview and highlights as compared to 2023, please refer to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on February 18, 2025.
Our Company
NeoGenomics, Inc., a Nevada corporation (the “Company,” or “NeoGenomics”), and its subsidiaries provide a wide range of oncology diagnostic testing and consultative services, including technical laboratory services and professional interpretation of laboratory test results by licensed physicians or molecular experts who specialize in pathology and oncology. The Company operates a network of cancer-focused testing laboratories in the United States and the United Kingdom.

Table of Contents	NEOGENOMICS, INC.
2025 Overview and Highlights
•We increased revenue by 10.1% compared to 2024;
•We increased Adjusted EBITDA 9.5% or $3.7 million to positive $43.4 million compared to 2024;
•We completed the acquisition of Pathline in April 2025; and
•We successfully resolved the RaDaR ST patent litigation with no remaining claims pending against the Company in December 2025.
Company Outlook
Advances in science and technology are driving a proliferation of oncology therapies and associated diagnostic tests. These diagnostic tools and therapies are increasing survival and enhancing quality of life for cancer patients. As a leading provider of oncology diagnostics solutions serving practicing oncologists and pathologists as well as biopharmaceutical companies, NeoGenomics facilitates the adoption of these advanced oncology diagnostic tools beyond the academic environment into the community setting. We are continuously enhancing and expanding our test menu to ensure that providers and patients have access to leading edge solutions such as advanced molecular testing and state-of-the art digital pathology. Moreover, our team of MDs and PhDs, along with our highly-trained oncology-focused sales team, provides ongoing education to our clients to ensure that they remain abreast of cutting-edge developments in oncology.
We are a leading provider of Heme oncology diagnostic testing, which includes molecular and NGS testing, and one of the key providers of solid tumor NGS testing solutions in the United States. Additionally, we are a trusted provider of specialized pharmaceutical development services, supporting pharmaceutical firms through the provision of laboratory testing, biomarker analysis, data generation, and related scientific support services in connection with sponsor-led research studies and clinical trials. We expect to continue to grow our business by offering a broad portfolio of tests with rapid turnaround times, wrap-around services, and solutions targeted to hospitals and community oncology segments. We believe that our exclusive focus on oncology, enabled by our expansive oncology testing menu and our high level of service, will further enhance our efforts.
We believe increased value of testing and lower cost is extremely important to the healthcare industry and creates a competitive advantage. We expect to continue to invest in information technology, automation and best practices to continually improve our processes and drive down the cost of testing. We are also continuing to expand our test menu and expect to remain at the forefront of the ongoing revolution in cancer related genetic and molecular testing to achieve our vision of becoming one of the world’s leading cancer testing and information companies.
Our focus for 2026 is to sustain a purpose driven culture that maintains excellence in service and performance while growing through targeted innovation and to further extend our market relevance in the areas of therapy selection and MRD. We expect the following initiatives to allow the Company to continue on its path to becoming one of the world’s leading comprehensive cancer testing companies catering primarily to patients receiving their care in the community setting:
Next Generation Precision Diagnostic Testing Solutions
•Drive targeted product launches in therapy selection and MRD through our launch excellence program; and
•Execute on focused investment programs in solid tumor Next Generation MRD assay targeting ultra-sensitive testing.
Our Community Channel Strength
•Continue purposeful expansion into the community oncology market, leveraging the strategic position that we've established with community hospitals; and
•Deliberately leverage partnerships to expand our market presence and accelerate our topline growth.
Optimize and Win the Customer Experience
•Maintain our focus on driving operational efficiency through automation, process improvement and platform upgrades; and
•Continually improve the customer experience as a key competitive differentiator.
Enhance Our People and Culture
•Enhance our Neo Culture through increased accountability and improved cross-functional collaboration.
These critical success factors have been communicated throughout our Company. We have structured departmental goals around these factors and have created employee incentive plans in which every employee will have a meaningful incentive for our success.

Table of Contents	NEOGENOMICS, INC.
Regulatory Environment
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
On May 6, 2024, the FDA published a final rule on the regulation of Laboratory Developed Tests (“LDTs”) which amended the FDA's regulations to make explicit that LDT's are devices under the Federal Food, Drug, and Cosmetic Act (“FD&C Act”). As part of that final rule, the FDA issued a policy to phase out, over the course of four years, its general enforcement discretion approach to LDTs and also issued targeted enforcement discretion policies for certain categories of LDTs.
On May 29, 2024, the American Clinical Laboratory Association (“ACLA”) filed a lawsuit against the FDA in the United States District Court for the Eastern District of Texas, challenging the FDA's final rule. A similar lawsuit was also filed by the Association for Molecular Pathology and that case has been consolidated with the ACLA action. On March 31, 2025, the U.S. District Court for the Eastern District of Texas vacated the FDA's final rule in its entirety, ruling that the FDA exceeded its statutory authority under the FD&C Act. As a result of this decision, the final rule will not take effect, and LDTs will continue to be regulated under the existing regulatory frameworks. Notwithstanding the court’s decision, future legislative, regulatory, or administrative actions could reintroduce FDA oversight of certain LDTs, which could increase compliance obligations and costs.
It is possible that changes to FDA’s regulatory approach, whether triggered by legislation, the current presidential administration, or otherwise, may result in increased regulatory burdens and costs for us, including requiring us to seek marketing authorization for and maintain ongoing compliance for our existing tests, any modifications thereto, or any future tests we may develop. If the government begins to regulate our tests, it could require a significant volume of applications, which would be burdensome and potentially costly. Furthermore, governmental bodies could take a long time to review such applications and/or document responses if other laboratories were also required to file applications and/or document responses for each of their LDTs. In addition, we could be required to conduct clinical trials in order to support required applications, which could add cost, delay and uncertainty to the process of bringing our tests to market and maintaining compliance of our marketed tests.
We closely monitor changes in legislation and take specific actions to identify and estimate the impact of changes in legislation whenever possible as regulatory changes can affect reimbursement for clinical laboratory services. We do not anticipate significant changes to our revenue in 2026 resulting from known changes in legislation or rulemaking.
Reportable Segment
We operate under a single segment that encompasses a comprehensive range of services. This approach aims to streamline our operations and enhance our service offerings to our diverse client base, which includes community-based pathology and oncology practices, hospital pathology labs, reference labs, academic centers, and pharmaceutical companies.
Revenue Streams
Our revenue streams include:
•Clinical cancer testing;
•Interpretation and consultative services;
•Molecular and NGS testing;
•MRD testing;
•Comprehensive technical and professional services offering;
•Clinical trials and research;
•Validation laboratory services; and
•Oncology data solutions.

Table of Contents	NEOGENOMICS, INC.
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
We are a leading provider of Heme oncology diagnostic testing, which includes molecular and NGS testing, and one of the key providers of solid tumor NGS testing solutions. These tests are interpreted by our team of molecular experts and are often ordered in conjunction with other testing modalities. NGS panels, one of our fastest-growing testing areas, enable clients to receive significant biomarker information from limited samples. These comprehensive panels can allow for faster treatment decisions for patients as compared to a series of single-gene molecular tests being ordered sequentially. Our broad molecular testing menu includes our PanTracer portfolio (PanTracer Tissue, PanTracer Tissue + HRD, PanTracer LBx) and Neo Comprehensive panels (Neo Comprehensive Heme Cancers and Neo Comprehensive Myeloid Disorders), which are applied across a broad range of cancer types, and NeoTYPE panels which target select genes relevant to a particular cancer type. Additionally, we have molecular-only and comprehensive NGS-targeted panels which combine DNA and RNA into a single workflow. This approach captures a full spectrum of genomic alterations, including mutations, fusions, copy number variations, and splicing mutations, as well as tumor mutation burden (TMB) and microsatellite instability (MSI) for solid tumors. These tests are complemented by IHC and FISH tests when necessary. This comprehensive molecular test menu allows our clients to obtain most of their molecular oncology testing needs satisfied from our laboratory. This is attractive to our clients as patient samples do not need to be split and then managed across several laboratories. The acquisition of Inivata in June 2021 enhanced our capabilities with oncology liquid biopsy technology including RaDaR®, which is designed to detect MRD and recurrence in plasma samples from patients with solid tumor malignancies. These molecular laboratory and NGS capabilities are expected to drive growth in the coming years.
Our specialized pharmaceutical development services support pharmaceutical firms (“sponsors”) through the provision of laboratory testing, biomarker analysis, data generation, and related scientific support services in connection with sponsor-led research studies and clinical trials. These services may include assay development, analytical testing, sample analysis, and data reporting performed in accordance with applicable regulatory and quality standards. NeoGenomics does not sponsor, conduct, or control clinical trials, and sponsors retain responsibility for study design, regulatory submissions, trial conduct, and clinical decision-making.
These services provide comprehensive support in oncology programs, including biomarker discovery, study design, and clinical trial testing. We aim to help clients discover the right content, refine biomarker strategies, and develop effective pathways for clinical trial testing. Our oncology data solutions, which involve the licensing of de-identified data to pharmaceutical and biotech customers in the form of either retrospective records or prospective deliveries of data, are designed to leverage our unique market position to solve real-world problems, such as identifying patients for clinical trials or providing clinical decision support tools for physicians and providers. This integration aligns with our broader service offerings to provide seamless, comprehensive support for both clinical and pharmaceutical clients.
Strategic Focus
We aim to provide a seamless and integrated service offering to our clients. Our operating approach allows us to leverage our expertise in oncology and molecular diagnostics to support both clinical and pharmaceutical clients more effectively. Our

Table of Contents	NEOGENOMICS, INC.
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
During the third quarter of 2025, we performed a qualitative assessment to determine whether it was more likely than not that the fair values of our reporting units were less than their carrying values. Such qualitative factors included macroeconomic conditions, industry and market considerations, and other relevant events. As a result of the qualitative assessment, the Company determined that there were indicators that it was more likely than not that the fair values of its reporting units were less than their carrying values. Accordingly, the Company performed a quantitative analysis and determined the reporting units’ fair values exceeded the reporting units’ carrying values and there was no impairment of the recorded goodwill as of September 30, 2025.
During the fourth quarter of 2025, we performed an updated qualitative assessment to determine whether it was more likely than not that the fair values of our reporting units were less than their carrying values. As a result of the qualitative assessment, we determined that it is not more likely than not that the fair value of our reporting units is less than their carrying amounts.
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

Table of Contents	NEOGENOMICS, INC.
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
The following table reflects our estimate of the breakdown of net revenue by type of payer for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Client direct billing	71%	72%	72%
Commercial insurance	16%	15%	15%
Medicare and other government	13%	13%	13%
Self-pay	—%	—%	—%
Total	100%	100%	100%

Results of Operations for the year ended December 31, 2025 as compared with the year ended December 31, 2024
Revenue
The consolidated revenue for the years ended December 31, 2025 and 2024, are as follows (dollars in thousands):

	2025	2024	% Change
Net revenue	$727,332	$660,566	10.1%
Revenue in 2025 increased $66.8 million, or 10.1%, as compared to 2024. The increase in revenue primarily reflects an increase in test volumes, a shift to higher value tests, and the positive impact of strategic reimbursement initiatives. Revenues from the Pathline acquisition also contributed to revenue growth, which was partially offset by lower non-clinical revenue due to macro clinical trial trends in the pharmaceutical industry, and a less favorable test mix.
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
The consolidated cost of revenue and gross profit metrics for the years ended December 31, 2025 and 2024 are as follows (dollars in thousands):

	2025	2024	% Change
Cost of revenue:
Cost of revenue(1)	$413,039	$370,466	11.5%
Cost of revenue as a percentage of revenue	56.8%	56.1%

Gross Profit:
Gross profit	$314,293	$290,100	8.3%
Gross profit margin	43.2%	43.9%
_________________
(1) Cost of revenue for the year ended December 31, 2025 includes $18.9 million of amortization of acquired intangible assets and $1.4 million of stock-based compensation. Cost of revenue for the year ended December 31, 2024 includes $19.6 million of amortization

Table of Contents	NEOGENOMICS, INC.
of acquired intangible assets and $1.4 million of stock-based compensation.
Consolidated cost of revenue increased $42.6 million for the year ended December 31, 2025 when compared to the same period in 2024 primarily due to $23.3 million in higher compensation and benefit costs, an increase in supplies expense of $16.7 million, and an increase in postage and shipping costs of $2.6 million, partially offset by a decrease in depreciation of $3.9 million.
Gross profit margin for 2025 was 43.2% compared to 43.9% in 2024. This 0.7% decrease is primarily related to the acquisition of Pathline as well as higher compensation and benefits costs and supplies expense partially offset by increases in revenue.
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
Consolidated general and administrative expenses for the years ended December 31, 2025 and 2024 are as follows (dollars in thousands):

	2025	2024	$ Change	% Change
General and administrative	$273,337	$259,737	$13,600	5.2%
General and administrative as a percentage of revenue	37.6%	39.3%
General and administrative expenses increased $13.6 million in 2025 compared to 2024. This increase was partially due to an increase in compensation and benefit costs of $11.5 million, increased software development and other technology costs of $8.0 million, and an increase in transaction costs of $1.4 million. These increases in general and administrative expenses for the year ended December 31, 2025 were partially offset by a decrease in legal and other professional fees of $2.1 million, a decrease in equipment maintenance costs of $1.8 million, a decrease in travel costs of $1.3 million, a decrease in amortization of $1.0 million, and a decrease in facilities related expenses of $0.5 million.
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
Consolidated research and development expense for the years ended December 31, 2025 and 2024 are as follows (dollars in thousands):

	2025	2024	$ Change	% Change
Research and development	$37,077	$31,159	$5,918	19.0%
Research and development as a percentage of revenue	5.1%	4.7%
Research and development expenses increased $5.9 million in 2025 compared to 2024. This increase is primarily due to an increase in compensation and benefits costs of $2.2 million, an increase in supplies expense of $1.7 million, an increase in software support and other technology costs of $0.3 million, and a decrease in research and development tax credits from the UK government of $1.2 million.
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
Consolidated sales and marketing expenses for the years ended December 31, 2025 and 2024, are as follows (dollars in thousands):

Table of Contents	NEOGENOMICS, INC.

	2025	2024	$ Change	% Change
Sales and marketing	$92,007	$84,652	$7,355	8.7%
Sales and marketing as a percentage of revenue	12.6%	12.8%
Sales and marketing expenses increased $7.4 million in 2025 compared to 2024. The increase primarily reflects an increase in compensation and benefit costs of $4.3 million, an increase in consulting and other professional fees of $1.3 million, and an increase in travel costs of $0.4 million.
We expect higher commissions expense in the coming quarters as we expand our sales representative force and our sales representatives generate new business. We expect our sales and marketing expenses over the long term to align with changes in revenue and we continue to evaluate the effectiveness of our incentive compensation plans.
Restructuring Charges
Consolidated restructuring charges for the years ended December 31, 2025 and 2024 are as follows (dollars in thousands):

	2025	2024	$ Change	% Change
Restructuring charges	$—	$6,658	$(6,658)	(100.0)%
Restructuring charges as a percentage of revenue	—%	1.0%
Restructuring charges relate to a restructuring program to improve execution and drive efficiency across the organization. Restructuring charges consist of severance and other employee costs, costs for optimizing the Company’s geographic presence, and consulting and other costs.
Restructuring charges decreased $6.7 million in 2025 compared to 2024 due to the completion of the restructuring program in 2024.

Impairment Charges
Consolidated impairment charges for the years ended December 31, 2025 and 2024 are as follows (dollars in thousands):

	2025	2024	$ Change	% Change
Impairment charges	$27,753	$—	$27,753	NM(2)
Impairment charges as a percentage of revenue	3.8%	—%
_________________
(2) NM - Not meaningful
Impairment charges increased $27.8 million in 2025 compared to 2024. Impairment charges consisted of an $11.4 million impairment on InVisionFirst®-Lung intangible assets, $15.9 million impairment on the disposal of substantially all of Trapelo's assets, and a $0.4 million loss on InVisionFirst®-Lung inventory write-off.
For further details regarding our impairment charges, please refer to Note 3. Acquisition and Disposals and Note 7. Goodwill and Intangible Assets in the accompanying notes to the Consolidated Financial Statements.
Interest Income
Interest income for the years ended December 31, 2025 and 2024 is as follows (dollars in thousands):

	2025	2024	$ Change	% Change
Interest income	$9,070	$18,427	$(9,357)	(50.8)%
Interest income decreased $9.4 million in 2025 compared to 2024. Interest income includes interest earned on funds held in our cash equivalent and marketable securities accounts. The decrease in interest income in 2025 was primarily due to a reduction in the average balance of invested cash and a lower interest rate environment when compared to the same periods in 2024.
For further details regarding our investments in marketable securities, please refer to Note 4. Fair Value Measurements in the accompanying notes to the Consolidated Financial Statements.
Interest Expense
Interest expense for the years ended December 31, 2025 and 2024 is as follows (dollars in thousands):

Table of Contents	NEOGENOMICS, INC.

	2025	2024	$ Change	% Change
Interest expense	$3,753	$6,617	$(2,864)	(43.3)%
Interest expense decreased $2.9 million in 2025 compared to 2024. Interest expense for the years ended December 31, 2025 and 2024 primarily reflects the effective interest rate on the 2028 Convertible Notes and the 2025 Convertible Notes which is 0.70% and 1.96%, respectively. Interest on the 2028 Convertible Notes and 2025 Convertible Notes began accruing upon issuance and is payable semi-annually. These decreases are primarily attributable to the maturity and settlement of the Company's 2025 Convertible Notes during the second quarter of 2025.
For further details regarding the convertible notes please refer to Note 8. Debt in the accompanying notes to the Consolidated Financial Statements.
Net Loss
The following table provides the net loss for the years ended December 31, 2025 and 2024, along with the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	2025	2024
NET LOSS	$(108,025)	$(78,726)

Basic weighted average shares outstanding	128,101	126,658
Diluted weighted average shares outstanding	128,101	126,658

Basic net loss per share	$(0.84)	$(0.62)
Diluted net loss per share	$(0.84)	$(0.62)
Non-GAAP Financial Measures
Use of Non-GAAP Financial Measures
In order to provide greater transparency regarding our operating performance, the financial results and financial guidance in this press release refer to certain non-GAAP financial measures that involve adjustments to GAAP results. Non-GAAP financial measures exclude certain income and/or expense items that management believes are not directly attributable to the Company’s core operating results and/or certain items that are inconsistent in amounts and frequency, making it difficult to perform a meaningful evaluation of our current or past operating performance. Management believes that the presentation of operating results using non-GAAP financial measures provides useful supplemental information to investors by facilitating the analysis of the Company’s core test-level operating results across reporting periods. These non-GAAP financial measures may also assist investors in evaluating future prospects. Management also uses non-GAAP financial measures for financial and operational decision making, planning and forecasting purposes and to manage the business. These non-GAAP financial measures do not replace the presentation of financial information in accordance with U.S. GAAP financial results, should not be considered measures of liquidity, and are unlikely to be comparable to non-GAAP financial measures provided by other companies.
Definitions of Non-GAAP Financial Measures
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
The following is a reconciliation of GAAP net loss to Non-GAAP EBITDA and Adjusted EBITDA for the years ended December 31, 2025 and 2024 (dollars in thousands):

	2025	2024
NET LOSS	$(108,025)	$(78,726)
Adjustments to net loss
Interest income	(9,070)	(18,427)
Interest expense	3,753	6,617
Income tax benefit	(2,243)	(1,949)
Depreciation	36,072	39,101
Amortization of intangibles	31,752	33,446
EBITDA (non-GAAP)	$(47,761)	$(19,938)
Further adjustments to EBITDA:
CEO transition costs(1)	3,500	330
Acquisition and integration related expenses(2)	7,266	—
Stock-based compensation	41,316	33,413
Restructuring charges	—	6,658
Impairment charges(3)	27,753	—
IP litigation costs(4)	11,283	13,753
Other significant expenses, net(5)	—	5,392
Adjusted EBITDA (non-GAAP)	$43,357	$39,608
_________________
(1) For the year ended December 31, 2025, CEO transition costs include severance costs, executive retention costs, and executive search costs. For the year ended December 31, 2024, CEO transition costs include executive search costs.
(2) For the year ended December 31, 2025, acquisition and integration related expenses include consulting and legal fees, severance costs, and employee retention costs. There were no such costs for the year ended December 31, 2024.
(3) For the year ended December 31, 2025, impairment charges include losses from InVisionFirst®-Lung intangible asset impairment and inventory write-off, and an impairment loss on the sale of Trapelo Health, LLC assets. There were no such costs for the year ended December 31, 2024.
(4) For the year ended December 31, 2025, IP litigation costs include a legal fees and a settlement payment. For the year ended December 31, 2024, IP litigation costs include legal fees and a settlement payment.
(5) For the year ended December 31, 2024, other significant (income) expenses, net, includes site closure costs, severance costs, and fees related to non-recurring legal matters. There we no such costs for the year ended December 31, 2025.
Liquidity and Capital Resources
To date, we have financed our operations primarily through cash generated from operations, public and private sales of debt and equity securities, and bank debt borrowings.
The following table presents a summary of our consolidated cash flows for operating, investing and financing activities for the years ended December 31, 2025 and 2024, as well as balances of cash and cash equivalents and working capital:

	2025	2024
Net cash (used in) provided by:
Operating activities	$5,230	$7,023
Investing activities	(12,336)	12,855
Financing activities	(200,288)	4,646
Net change in cash and cash equivalents	(207,394)	24,524
Cash, cash equivalents and restricted cash, beginning of year	367,012	342,488
Cash and cash equivalents, end of year	$159,618	$367,012

Working Capital,(1) end of period	$287,986	$294,778
_________________

Table of Contents	NEOGENOMICS, INC.
(1) Defined as current assets less current liabilities.
Cash Flows from Operating Activities
Cash provided by operating activities during the year ended December 31, 2025, was $5.2 million compared to cash provided of $7.0 million in the same period in 2024. This $1.8 million decrease was primarily driven by our operating results (net loss adjusted for depreciation, amortization of intangibles, and other non-cash charges) which resulted in $2.3 million of higher cash used by operating activities year-over-year, as well as a $0.5 million decrease in cash used resulting from net changes in operating assets and liabilities.
Cash Flows from Investing Activities
During the year ended December 31, 2025, cash used in investing activities was $12.3 million, compared to cash provided of $12.9 million for the same period in 2024. This change was due to a $33.9 million decrease in proceeds from maturities of marketable securities, a $6.5 million increase in cash used for the acquisition of Pathline, a $0.5 million increase in purchases of convertible notes, and a $0.5 million increase in purchases of equity securities, partially offset by a $14.1 million decrease in purchases of property and equipment and a $2.1 million increase in proceeds for the sale of Trapelo.
Cash Flows from Financing Activities
During the year ended December 31, 2025, cash used in financing activities was $200.3 million compared to cash provided of $4.6 million for the same period in 2024. The cash used in financing activities during the year ended December 31, 2025 consisted of $201.3 million for the repayment of the 2025 Convertible Notes, partially offset by cash provided of $1.0 million for the issuance of common stock net of issuance costs.
Liquidity Outlook
As of December 31, 2025, we had $159.6 million in cash and cash equivalents to support current operational liquidity needs. We anticipate that the cash on hand and cash collections are sufficient to fund our near-term capital, and operating needs for at least the next 12 months. Operating needs include, but are not limited to, the planned costs to operate our business, including amounts required to fund working capital, capital expenditures, continued research and development efforts, and potential strategic acquisitions and investments.
Related Party Transactions
Please refer to Note 16. Related Party Transactions, to our Consolidated Financial Statements for a description of our related party transactions.
Capital Expenditures
We forecast capital expenditures in order to execute on our business plan and maintain growth; however, the actual amount and timing of such capital expenditures will ultimately be determined by the volume of business. We currently anticipate that our capital expenditures for the year ended December 31, 2026, will be in the range of $30 million to $35 million. During the year ended December 31, 2025, we purchased, with cash, approximately $27.0 million of capital equipment, software, and leasehold improvements. We have funded and plan to continue funding these capital expenditures with cash and financing.
Recently Adopted Accounting Guidance
Please refer to Note 2. Summary of Significant Accounting Policies, to our Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements and accounting pronouncements pending adoption.
Effects of Inflation
During the years ended December 31, 2025, 2024 and 2023, inflation did not have a material effect on our business. Widely reported inflation has occurred, however, and may be ongoing for the foreseeable future. Depending on the severity and persistence of these inflationary pressures, we could experience, in the future, a negative impact on our financial results. While we anticipate an increasingly uncertain macroeconomic environment in fiscal year 2026, we will continue to mitigate through targeted pricing and various sourcing strategies. We remain optimistic about our growth opportunities in our key markets in fiscal year 2026.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks, including changes in foreign currency exchange rates.
Interest Rate Risk

Table of Contents	NEOGENOMICS, INC.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of NeoGenomics, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue Recognition—Refer to Notes 2 and 10 to the financial statements
Critical Audit Matter Description
As discussed in Notes 2 and 10 to the financial statements, revenue for the Company’s specialized clinical services is recognized at the point in time the clinical services have been performed and the results have been delivered to the ordering physician. Revenue is recorded for all payers based on the amount expected to be collected, which considers implicit price concessions.
Implicit price concessions represent differences between amounts billed and the estimated consideration the Company expects to receive based on negotiated discounts, historical collection experience, and other anticipated adjustments, including anticipated payer denials.
We identified management’s estimation of implicit price concessions related to specialized clinical services revenue recorded that has not been received in cash as a critical audit matter due to management’s manual process used to determine the estimate, and the significant judgments required by management to estimate payer behavior. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s assumptions related to expected receipts that were applied in the estimate of implicit price concessions.

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
•We tested the assumptions used by management to calculate implicit price concessions by:
◦Testing the mathematical accuracy of management’s calculation of implicit price concessions;
◦Testing the historical cash receipts compared to the amounts billed to payers, which are used in the estimate of implicit price concessions, by making selections and agreeing the selected information to source documents;
◦Testing management’s ability to estimate implicit price concessions accurately by comparing recorded net revenue to cash receipts received through January 2026;
◦Evaluating trends in revenue and accounts receivable compared to previous periods to identify any evidence that may contradict management’s assertion regarding implicit price concessions; and
◦Independently recalculating implicit price concessions by taking into consideration historical collection data, write-offs, and other relevant internal and external factors for each payer class and then comparing the result to the implicit price concession estimate developed by management.
Goodwill — Clinical and Non-clinical Reporting Units — Refer to Notes 2 and 7 to the financial statements
Critical Audit Matter Description
As discussed in Notes 2 and 7 to the financial statements, the Company’s consolidated goodwill balance was $524.3 million as of December 31, 2025. As a result of the qualitative impairment assessment performed during the third quarter of 2025, the Company determined there were indicators it was more likely than not that the fair values of its reporting units were less than their carrying values. Accordingly, the Company performed a quantitative analysis and determined the Clinical and Non-clinical reporting units’ fair values exceeded their respective carrying values and there was no impairment of the recorded goodwill as of September 30, 2025.
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
We identified goodwill for the Clinical and Non-clinical reporting units as a critical audit matter because of the significant judgments made by management to estimate the fair value of the Clinical and Non-clinical reporting units, and the sensitivity of those estimates and assumptions to change. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of the Company’s estimates and assumptions related to the selection of the discount rates, forecasts of the timing and amount of future revenues, and operating margins for the Clinical and Non-clinical reporting units.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the selection of discount rates, forecasts of future revenues, and operating margins for the Clinical and Non-clinical reporting units included the following, among others:
•We tested the effectiveness of controls over management’s goodwill impairment assessment, including those over the determination of the fair value of the Clinical and Non-clinical reporting units as of September 30, 2025, such as controls related to the selection of the discount rates for the Clinical and Non-clinical reporting units, management’s estimate of the timing and amount of future revenues, and operating margins.
•We evaluated the reasonableness of management’s estimates of the timing and amount of future revenues and operating margins by comparing the estimates to (1) the actual historical results of the Clinical and Non-clinical

Table of Contents	NEOGENOMICS, INC.
reporting units (2) peer companies and third-party market analyses, (3) internal communications to management and the board of directors, (4) external communications made by management to analysts and investors, and (5) industry reports containing analyses of the Company and its competitors’ technologies.
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
/s/ Deloitte & Touche LLP
San Diego, California
February 17, 2026
We have served as the Company’s auditor since 2019.

Table of Contents	NEOGENOMICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	As of December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$159,618	$367,012
Marketable securities, at fair value	—	19,832
Accounts receivable, net	159,242	150,540
Inventories	28,566	26,748
Prepaid assets	21,443	20,165
Other current assets	7,417	11,722
Total current assets	376,286	596,019
Property and equipment (net of accumulated depreciation of $209,057 and $189,990, respectively)	84,834	94,103
Operating lease right-of-use assets	78,444	79,583
Intangible assets, net	286,528	339,681
Goodwill	524,344	522,766
Other assets	9,394	5,886
Total non-current assets	983,544	1,042,019
Total assets	$1,359,830	$1,638,038
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$23,090	$21,607
Accrued compensation	47,580	62,443
Accrued expenses and other liabilities	12,003	12,624
Current portion of operating lease liabilities	4,776	3,381
Current portion of convertible senior notes, net	—	200,777
Contract Liabilities	851	409
Total current liabilities	88,300	301,241
Long-term liabilities
Operating lease liabilities	62,822	60,841
Convertible senior notes, net	341,858	340,335
Deferred income tax liabilities, net	18,219	21,510
Other long-term liabilities	12,069	11,772
Total long-term liabilities	434,968	434,458
Total liabilities	523,268	735,699
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, $0.001 par value, (250,000,000 shares authorized; 128,989,152 and 128,145,333 shares issued and outstanding, respectively)	129	128
Additional paid-in capital	1,270,235	1,228,198
Accumulated other comprehensive income (loss)	4	(206)
Accumulated deficit	(433,806)	(325,781)
Total stockholders’ equity	836,562	902,339
Total liabilities and stockholders' equity	$1,359,830	$1,638,038

See the accompanying notes to the Consolidated Financial Statements.

Table of Contents	NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Years Ended December 31,
	2025	2024	2023
NET REVENUE	$727,332	$660,566	$591,643

COST OF REVENUE	413,039	370,466	347,039

GROSS MARGIN	314,293	290,100	244,604
Operating expenses:
General and administrative	273,337	259,737	243,101
Research and development	37,077	31,159	27,309
Sales and marketing	92,007	84,652	70,842
Restructuring charges	—	6,658	11,088
Impairment charges (Note 3 and Note 7)	27,753	—	—
Total operating expenses	430,174	382,206	352,340
LOSS FROM OPERATIONS	(115,881)	(92,106)	(107,736)
Interest income	(9,070)	(18,427)	(16,902)
Interest expense	3,753	6,617	6,907
Other (income) expense, net	(296)	379	(644)
Loss before taxes	(110,268)	(80,675)	(97,097)
Income tax benefit	(2,243)	(1,949)	(9,129)
NET LOSS	$(108,025)	$(78,726)	$(87,968)

NET LOSS PER SHARE
Basic	$(0.84)	$(0.62)	$(0.70)
Diluted	$(0.84)	$(0.62)	$(0.70)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	128,101	126,658	125,502
Diluted	128,101	126,658	125,502

See the accompanying notes to the Consolidated Financial Statements.

Table of Contents	NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years Ended December 31,
	2025	2024	2023
NET LOSS	$(108,025)	$(78,726)	$(87,968)

OTHER COMPREHENSIVE INCOME:
Net unrealized gain on marketable securities, net of tax	210	1,468	2,225
Total other comprehensive income, net of tax	210	1,468	2,225
COMPREHENSIVE LOSS	$(107,815)	$(77,258)	$(85,743)

See the accompanying notes to the Consolidated Financial Statements.

Table of Contents	NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit
	Shares	Amount				Total
Balance, December 31, 2022	126,913,992	$127	$1,160,882	$(3,899)	$(159,087)	$998,023
Issuance of common stock for ESPP	326,697	—	3,660	—	—	3,660
Issuance of restricted stock, net of forfeitures	(150,695)	—	(2,020)	—	—	(2,020)
Issuance of common stock for stock options	279,148	—	3,011	—	—	3,011
Stock issuance fees and expenses	—	—	(27)	—	—	(27)
Stock-based compensation expense	—	—	24,633	—	—	24,633
Net unrealized gain on marketable securities, net of tax	—	—	—	2,225	—	2,225
Net loss	—	—	—	—	(87,968)	(87,968)
Balance, December 31, 2023	127,369,142	$127	$1,190,139	$(1,674)	$(247,055)	$941,537
Issuance of common stock for ESPP	312,444	—	3,871	—	—	3,871
Issuance of restricted stock, net of forfeitures	51,305	—	(2,842)	—	—	(2,842)
Issuance of common stock for stock options	412,442	1	3,630	—	—	3,631
Stock issuance fees and expenses	—	—	(13)	—	—	(13)
Stock-based compensation expense	—	—	33,413	—	—	33,413
Net unrealized gain on marketable securities, net of tax	—	—	—	1,468	—	1,468
Net loss	—	—	—	—	(78,726)	(78,726)
Balance, December 31, 2024	128,145,333	$128	$1,228,198	$(206)	$(325,781)	$902,339
Issuance of common stock for ESPP	538,432	1	3,780	—	—	3,781
Issuance of restricted stock, net of forfeitures	270,264	—	(3,350)	—	—	(3,350)
Issuance of common stock for stock options	35,123	—	303	—	—	303
Stock issuance fees and expenses	—	—	(12)	—	—	(12)
Stock-based compensation expense	—	—	41,316	—	—	41,316
Net unrealized gain on marketable securities, net of tax	—	—	—	210	—	210
Net loss	—	—	—	—	(108,025)	(108,025)
Balance, December 31, 2025	128,989,152	$129	$1,270,235	$4	$(433,806)	$836,562

See the accompanying notes to the Consolidated Financial Statements.

Table of Contents	NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2025	2024		2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(108,025)	$(78,726)		$(87,968)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	36,072	39,101		37,450
Amortization of intangibles	31,752	33,446		35,133
Stock-based compensation	41,316	33,413		24,633
Non-cash operating lease expense	6,752	8,926		9,235
Amortization of convertible debt discount	1,910	2,725		2,691
Amortization of debt issuance costs	87	189		185
Loss (gain) on disposal of assets, net	31	(49)		292
Impairment charges (Note 3 and Note 7)	27,753	—		—
Impairment of long-lived assets	—	450	`	1,703
Other adjustments	(323)	178		186
Changes in assets and liabilities, net:
Accounts receivable, net	(6,178)	(19,313)		(11,516)
Inventories	(1,543)	(2,699)		(454)
Prepaid and other assets	1,555	(6,831)		(3,180)
Operating lease liabilities	(2,215)	(5,999)		(7,623)
Deferred income tax liabilities, net	(3,359)	(3,070)		(11,193)
Accrued compensation	(15,665)	9,283		13,020
Accounts payable, accrued and other liabilities	(4,690)	(4,001)		(4,547)
Net cash provided by (used in) operating activities	$5,230	$7,023		$(1,953)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	—	—		(6,756)
Proceeds from maturities of marketable securities	20,060	53,916		112,215
Purchases of property and equipment	(27,008)	(41,061)		(28,752)
Proceeds from assets held for sale, net of closing costs	2,066	—		—
Business acquisitions, net of cash acquired	(6,454)	—		—
Purchase of convertible note	(500)	—		—
Purchase of equity securities	(500)	—		—
Net cash (used in) provided by investing activities	$(12,336)	$12,855		$76,707
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of equipment financing obligations	—	—		(70)
Issuance of common stock, net	962	4,646		4,624
Repayment of convertible debt	(201,250)	—		—
Net cash (used in) provided by financing activities	$(200,288)	$4,646		$4,554
Net change in cash and cash equivalents	$(207,394)	$24,524		$79,308
Cash, cash equivalents and restricted cash, beginning of year	$367,012	$342,488		$263,180
Cash, cash equivalents and restricted cash, end of year	$159,618	$367,012		$342,488

Table of Contents	NEOGENOMICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Supplemental disclosure of cash flow information:
Interest paid	$1,691	$3,829	$3,380
Income taxes paid, net:
Federal	$30	$(194)	$—
Texas	324	271	155
Pennsylvania	42	80
Oregon	30	25	20
Illinois	25	25	—
Maryland	31	—	—
All Other States	33	—	—
Total income taxes paid, net	$515	$207	$175

Supplemental disclosure of non-cash investing and financing information:
Purchases of property and equipment included in accounts payable	$1,714	$1,012	$610
Right-of-use assets obtained in exchange for operating lease liabilities	$6,397	$617	$7,520
See the accompanying notes to the Consolidated Financial Statements.

Table of Contents	NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Business
Nature of the Business
NeoGenomics, Inc., a Nevada corporation (the “Company” or “NeoGenomics”), and its subsidiaries provide a wide range of oncology diagnostic testing and consultative services, including technical laboratory services and professional interpretation of laboratory test results by licensed physicians or molecular experts who specialize in pathology and oncology. The Company operates a network of cancer-focused testing laboratories in the United States and the United Kingdom.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying Consolidated Financial Statements include the accounts of NeoGenomics, Inc. and its subsidiaries. All intercompany accounts and balances have been eliminated in consolidation.
Use of Estimates
The Company prepares its Consolidated Financial Statements in conformity with GAAP. These principles require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the Consolidated Financial Statements. Actual results and outcomes may differ from management’s estimates, judgments and assumptions. Significant estimates, judgments and assumptions used in these Consolidated Financial Statements include, but are not limited, to those related to revenue recognition and the determination of the amount expected to be collected, including estimates of implicit price concessions, accounts receivable and related allowances, contingencies, self-insurance exposures, useful lives and recovery of long-term assets and intangible assets, the fair value of assets and liabilities acquired in business combinations, income taxes and valuation allowances, stock-based compensation, and impairment analysis of goodwill. These estimates, judgments, and assumptions are reviewed periodically and the effects of material revisions in estimates are reflected on the Consolidated Financial Statements prospectively from the date of the change in estimate.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of ninety days or less to be cash equivalents. The Company maintains its cash and cash equivalents with financial institutions that the Company believes to be of high credit standing. The Company believes that, as of December 31, 2025, its concentration of credit risk related to cash and cash equivalents was not significant.
Marketable Securities
The Company classifies all marketable securities as available-for-sale, including those with maturity dates beyond 12 months, and therefore these securities are classified within current assets on the Consolidated Balance Sheets as they are available to support current operational liquidity needs.

Table of Contents	NEOGENOMICS, INC.
Marketable securities are carried at fair value, with the unrealized holding gains and losses, net of income taxes, reflected in accumulated other comprehensive income until realized. The Company evaluates its marketable securities for other-than-temporary impairment on a quarterly basis. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary, such as the length and extent of the fair value decline, the financial condition and near-term prospects of the issuer, and whether there is the intent to sell or will more likely than not be required to sell before the securities’ anticipated recovery. There were no other-than-temporary impairments for the years ended December 31, 2025, 2024 and 2023. Regardless of the intent to sell a security, the Company performs additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are recorded when the Company does not expect to receive cash flows sufficient to recover the amortized cost basis of a security.
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
Other Current Assets
As of December 31, 2025 and 2024, other current assets consisted primarily of deposits, receivables related to research and development (“R&D”) tax credits related to operations in the United Kingdom, deferred Software as a Service (“SaaS”) implementation fees, interest receivable, contract assets and other non-trade receivables.
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

Table of Contents	NEOGENOMICS, INC.
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
Self-Insurance
Beginning in January 2025, the Company became self-insured for its employee health care benefits. Liabilities for self-insured exposures are accrued for the amounts expected to be paid based on historical claims experience and actuarial data for forecasted settlements of claims filed and for incurred but not yet reported claims. As of December 31, 2025, the Company has recorded self-insurance liability of $2.7 million. The Company’s estimate is subject to inherent variability which may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as a current liability in accrued compensation on the Consolidated Balance Sheets.
Intangible Assets, net
Intangible assets with determinable useful lives are recorded initially at acquired fair value or cost, less accumulated amortization. Each intangible asset with a determinable useful life is amortized over its estimated useful life using the straight-line method. The Company periodically reviews the estimated pattern in which the economic benefits will be consumed and adjusts the amortization period and pattern to match the estimate. Intangible assets with indefinite useful lives are recorded initially at fair value or cost and are tested annually for impairment or more frequently if management believes indicators of impairment exist. For the years ended December 31, 2025, 2024 and 2023, no impairment losses related to intangible assets with indefinite useful lives were recorded.
Recoverability and Impairment of Long-Lived Assets
The Company reviews the recoverability of its long-lived assets (including definite-lived intangible assets) if events or changes in circumstances indicate the assets may be impaired. Evaluation of possible impairment is based on the Company’s ability to recover the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted pretax cash flows are less than the carrying amount of such asset, an impairment loss is recognized for the difference between the estimated fair value to the carrying amount of the asset. For the years ended December 31, 2025, 2024 and 2023, the Company recognized $27.8 million (please refer to Note 3. Acquisition and Disposals and Note 7. Goodwill and Intangible Assets), $0.5 million, and $1.7 million, respectively of impairment charges for long-lived assets and goodwill associated with assets held for sale.
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
During the fourth quarter of 2025, the Company performed an updated qualitative assessment to determine whether it was more likely than not that the fair values of our reporting units were less than their carrying values. As a result of the qualitative assessment, the Company determined that it is not more likely than not that the fair value of our reporting units is less than their carrying amounts. For the years ended December 31, 2025, 2024 and 2023, the Company’s evaluation of goodwill resulted in no impairment losses.
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
Debt Issuance Costs
Debt issuance costs related to convertible senior notes are recorded as deductions that net against the principal value of the debt and are amortized as interest expense over the life of the debt using the effective interest method. Debt issuance costs related to term loans are recorded as direct deductions from the carrying amount of the term loan and are amortized to interest expense over the life of the debt using the effective interest method. Debt issuance costs relating to line of credit arrangements are recorded as assets and amortized over the term of the credit arrangement regardless of whether any outstanding borrowing existed. Please refer to Note 8. Debt, for further information on debt issuance costs.
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

Table of Contents	NEOGENOMICS, INC.
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
The fair value of the performance stock units (“PSUs”) subject to a market condition granted during the year ended December 31, 2025 was estimated as of the grant date using a Monte Carlo simulation, which requires management to make assumptions regarding risk-free interest rates and volatility of the Company’s stock price. The Monte Carlo simulation incorporates the same assumptions as Black-Scholes as to stock price volatility, the risk-free interest rate and dividend yield. The Company utilized the expected life of the PSUs for the expected term of the award, as the vesting term and contractual term of the awards are identical.
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

Table of Contents	NEOGENOMICS, INC.
Most contracts are terminable by the clients, either immediately or according to advance notice terms specified within the contracts. All contracts require payment of fees to the Company for services rendered through the date of termination and may require payment for subsequent services necessary to conclude the study or close out the contract.
Cost of Revenue
Cost of revenue includes compensation and benefit costs for performing tests, project management, depreciation of laboratory equipment and laboratory leasehold improvements, rent for laboratory facilities, laboratory reagents, probes and supplies, delivery and courier costs relating to the transportation of specimens to be tested, amortization for acquired intangible assets, and stock-based compensation. The expenses related to shipping specimens to the facilities for testing, includes costs incurred for contract couriers, commercial airline flights, and courier charges. The Company also incurs expenses returning samples and slides to its clients. For the years ended December 31, 2025, 2024 and 2023, the Company recorded shipping expenses of approximately $20.2 million, $17.6 million, and $18.4 million, respectively as cost of revenue in the Consolidated Statements of Operations.
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
Research and Development Expenses
R&D costs are expensed as incurred. R&D expenses consist of compensation and benefit costs, laboratory supplies, depreciation of laboratory equipment, costs for samples to complete validation studies, and stock-based compensation. These expenses are primarily incurred to develop new genetic tests. R&D expenses are presented net of R&D tax and expenditure credits from the UK government, which are recognized over the period necessary to match the reimbursement with the related costs when it is probable that the Company has complied with any conditions attached and will receive the reimbursement. For the years ended December 31, 2025, 2024 and 2023, the Company recorded R&D tax and expenditure credits of $0.8 million, $2.0 million, $3.2 million, respectively, in research and development expenses in the Consolidated Statements of Operations.
Sales and Marketing Expenses
Sales and marketing expenses are primarily attributable to employee-related costs including sales management, sales representatives, sales and marketing consultants, and marketing and customer service personnel. Advertising costs are expensed at the time they are incurred and were immaterial for the years ended December 31, 2025, 2024 and 2023.
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

Table of Contents	NEOGENOMICS, INC.
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
Net Loss per Common Share
The Company calculates basic net (loss) income per share attributable to common stockholders by dividing net (loss) income by the weighted-average number of shares of common stock outstanding for the period. Diluted net (loss) income per share is computed using the weighted average number of common shares outstanding during the applicable period, plus the dilutive effect of potential common stock. Potential common stock consists of shares issuable pursuant to stock options and convertible notes, as well as nonvested restricted stock awards and performance stock units which are not considered outstanding with respect to the weighted average common shares outstanding in the calculation of basic net (loss) income per share. Potentially dilutive shares are determined by applying the treasury stock method to the Company’s outstanding stock options and restricted stock awards. Potentially dilutive shares issuable upon conversion of the 0.25% Convertible Senior Notes due 2028 are calculated using the if-converted method.
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update requires entities to consistently categorize and provide greater disaggregation of information in the rate reconciliation and to further disaggregate income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-09 may be applied retrospectively or prospectively. The Company has adopted this standard with retrospective application in the 2025 annual financial statements and have included the additional disclosures in Note 12. Income Taxes.
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
Note 3. Acquisition and Disposals
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

Table of Contents	NEOGENOMICS, INC.
The acquisition of Pathline was determined to be a business combination and has been accounted for using the acquisition method. The purchase price and purchase price allocation were based upon management’s best estimates and assumptions and were considered preliminary as of December 31, 2025, and are subject to future revision. The following table summarizes the estimated purchase consideration recorded for the acquisition of Pathline, the estimated fair value of the net assets acquired and liabilities assumed, and the preliminary calculation of goodwill based on the excess of the consideration transferred over the fair value of the net assets acquired and liabilities assumed at the Pathline Acquisition Date (in thousands, except per share data):

	April 4, 2025 (as initially reported)	Measurement Period Adjustments	April 4, 2025 (as adjusted)
Purchase consideration:
Initial cash consideration, net(1)	$7,275	$220	$7,495
Contingent consideration	1,000	—	1,000
Total purchase consideration	$8,275	$220	$8,495

Allocation of the purchase consideration:
Cash and cash equivalents	$317	$—	$317
Accounts receivable, net	3,324	—	3,324
Inventories	657	—	657
Prepaid and other current assets	443	—	443
Intangible assets	1,200	—	1,200
Property and equipment	1,264	—	1,264
Operating lease right-of-use assets	6,632	(161)	6,471
Other non-current assets	200	—	200
Total identifiable assets acquired	14,037	(161)	13,876
Total identifiable liabilities assumed	10,602	(143)	10,459
Net identifiable assets acquired	3,435	(18)	3,417
Goodwill	4,840	238	5,078
Total purchase consideration	$8,275	$220	$8,495
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
Acquisition and integration costs related to Pathline were approximately $4.7 million for the year ended December 31, 2025 and are recorded as general and administrative expenses in the Company’s Consolidated Statements of Operations. There were no such amounts recorded for the year ended December 31, 2024.
The results of operations of Pathline are included in the Company’s Consolidated Financial Statements beginning on the Pathline Acquisition Date. For the year ended December 31, 2025, revenue related to Pathline was approximately

Table of Contents	NEOGENOMICS, INC.
$13.1 million. Net loss related to Pathline was approximately $5.8 million for the year ended December 31, 2025. No pro forma information has been included relating to the Pathline acquisition, as this acquisition was not deemed to be material to the Company’s revenue or net loss on a pro forma basis.
Sale of Trapelo Health, LLC's Assets
In the second quarter of 2025, the Company initiated a plan to sell substantially all of the operating assets of Trapelo Health, LLC (“Trapelo”), its wholly owned subsidiary, as a result of Management's assessment of the Company's long-term strategy. Management determined that the sale will allow the Company to focus on its core strategic operations.
In connection with the classification of these assets and liabilities as held for sale, Management evaluated the fair value of assets for recoverability, then evaluated the fair value of the disposal group, including goodwill. The fair value of the disposal group was determined using significant unobservable inputs (Level 3) based on expected proceeds to be received upon the sale of the business. As a result of this evaluation, it was determined that the fair value of the disposal group, less costs to sell, was less than its carrying value. Accordingly, an impairment of $15.9 million, consisting of a $3.5 million loss on goodwill and a $12.4 million loss on developed technology, was recognized for the year ended December 31, 2025, under impairment charges in the Consolidated Statements of Operations.
On December 31, 2025, the Company completed the sale of its assets held for sale for (i) consideration of $2.5 million and (ii) contingent consideration of up to $5.0 million if the buyers achieves certain revenue milestones within a specific timeline.
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
The following table sets forth the amortized cost, gross unrealized gains, gross unrealized losses and fair values of the Company’s marketable securities accounted for as available-for-sale securities as of December 31, 2024. There were no such amounts as of December 31, 2025.

Table of Contents	NEOGENOMICS, INC.

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Financial Assets:
Short-term marketable securities:
Municipal bonds	9,587	—	(151)	9,436
Corporate bonds	10,523	—	(127)	10,396
Total	$20,110	$—	$(278)	$19,832
The Company had $0.5 million and $1.3 million of accrued interest receivable at December 31, 2025 and 2024, respectively, included in other assets on its Consolidated Balance Sheets related to its marketable securities. There were no realized gains or losses for the years ended December 31, 2025, 2024 and 2023.
The following table sets forth the fair value of available-for-sale marketable securities by contractual maturity at December 31, 2024. There were no such amounts as of December 31, 2025.

	December 31, 2024
(in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Financial Assets:
Marketable Securities:
Municipal bonds	9,436	—	—	9,436
Corporate bonds	10,396	—	—	10,396
Total	$19,832	$—	$—	$19,832
The following tables set forth the Company’s cash equivalents and marketable securities accounted for as available-for-sale securities that were measured at fair value on a recurring basis based on the fair value hierarchy as of December 31, 2025 and 2024:

	December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$157,895	$—	$—	$157,895
Total	$157,895	$—	$—	$157,895

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$364,815	$—	$—	$364,815
Marketable securities:
Municipal bonds	9,436	—	—	9,436
Corporate bonds	—	10,396	—	10,396
Total	$374,251	$10,396	$—	$384,647
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 for the years ended December 31, 2025 and 2024.
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
The carrying value of cash, certain cash equivalents, accounts receivable, net, other current assets, accounts payable, accrued expenses and other liabilities, and contract liabilities are considered reasonable estimates of their respective fair values at December 31, 2025 and 2024 due to their short-term nature.

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
Note 5. Property and Equipment, Net
Property and equipment consisted of the following at December 31, 2025 and 2024 (in thousands):

	2025	2024	Estimated Useful Lives in Years
Equipment	$104,251	$101,336	1 - 10
Leasehold improvements	59,406	57,571	1-17
Furniture and fixtures	11,068	11,159	1-8
Computer hardware	32,730	34,937	2-8
Computer software	78,709	70,579	1-10
Construction in progress	7,727	8,511	—
Subtotal	293,891	284,093
Less: accumulated depreciation	(209,057)	(189,990)
Property and equipment, net	$84,834	$94,103
Depreciation expense for the years ended December 31, 2025, 2024 and 2023, was as follows (in thousands):

	2025	2024	2023
Cost of revenue	$13,151	$17,087	$16,839
General and administrative	20,798	20,061	18,489
Research and development	2,032	1,926	2,122
Sales and marketing	91	27	—
Total depreciation	$36,072	$39,101	$37,450
Note 6. Leases
As of December 31, 2025, the maturities of the operating lease liabilities and a reconciliation to the present value of lease liabilities were as follows (in thousands):

Remaining Lease Payments
2026	$6,681
2027	8,602
2028	8,683
2029	8,760
2030	7,519
Thereafter	44,443
Total remaining lease payments	84,688
Less: imputed interest	(17,090)
Total operating lease liabilities	67,598
Less: current portion	(4,776)
Long-term operating lease liabilities	$62,822
Weighted-average remaining lease term and weighted-average discount rate for the years ended December 31, 2025 and 2024, were as follows:

Table of Contents	NEOGENOMICS, INC.

	2025	2024
Weighted-average remaining lease term (in years)	10.55	11.59
Weighted-average discount rate	4.2%	4.1%
The following summarizes additional supplemental data related to the operating leases for the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024
Operating lease costs	$9,551	$11,731
Right-of-use assets obtained in exchange for operating lease liabilities	$6,397	$617
Cash paid for operating leases	$5,034	$9,002
Note 7. Goodwill and Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill as of December 31, 2025 and 2024 (in thousands):

Goodwill Carrying Amount
Balance as of December 31, 2023	$522,766
Balance as of December 31, 2024	522,766
Goodwill acquired(1)	5,078
Impairment charges(2)	(3,500)
Balance as of December 31, 2025	$524,344
_________________
(1) In connection with the acquisition of Pathline, the Company recognized $5.1 million of goodwill, reflecting the allocation of the purchase price to the identifiable assets acquired and liabilities assumed. Please refer to Note 3. Acquisitions and Disposals for further information about the acquisition of Pathline.
(2) In connection with the classification of Trapelo assets as held for sale, the Company recognized an impairment charge of $3.5 million to write down the carrying value of the disposal group to its estimated fair value less costs to sell. Please refer to Note 3. Acquisitions and Disposals for further information about the disposal of Trapelo assets.
Intangible assets consisted of the following as of December 31, 2025 and 2024 (in thousands):

		2025
	Amortization Period (years)	Cost	Accumulated Amortization	Net
Client Relationships(1)	7-15	$144,301	$85,441	$58,860
Developed Technology(2)	10-15	276,825	83,714	193,111
Trademarks(3)	15	30,261	9,151	21,110
Trade Name	2.5	2,584	2,584	—
Trademark - Indefinite lived	—	13,447	—	13,447
Total		$467,418	$180,890	$286,528
_________________
(1) Includes $1.2 million of acquired client relationships related to Pathline. Please refer to Note 3. Acquisitions and Disposals for further information about the acquisition of Pathline.
(2) Includes an impairment loss of $10.5 million on InVisionFirst®-Lung developed technology and an adjustment of $12.4 million related to the classification of the Trapelo as held for sale. Please refer to Note 3. Acquisitions and Disposals for further information about the disposal of Trapelo assets.
(3) Includes an impairment loss of $0.9 million on InVisionFirst®-Lung trademarks.

Table of Contents	NEOGENOMICS, INC.

		2024
	Amortization Period (years)	Cost	Accumulated Amortization	Net
Client Relationships	7-15	$143,101	$75,423	$67,678
Developed Technology	10-15	310,226	75,758	234,468
Marketing Assets	4	549	514	35
Trademarks	15	31,473	7,420	24,053
Trade Name	2.5	2,584	2,584	—
Trademark - Indefinite lived	—	13,447	—	13,447
Total		$501,380	$161,699	$339,681
For the years ended December 31, 2025, 2024 and 2023, amortization on the Consolidated Statements of Operations was recorded as follows (in thousands):

	2025	2024	2023
Amortization recorded in:
Cost of revenue	$18,948	$19,638	$19,638
General and administrative	12,804	13,808	15,495
Total amortization	$31,752	$33,446	$35,133
As of December 31, 2025, the estimated amortization expense related to amortizable intangible assets for each of the five following years and thereafter is as follows (in thousands):

2026	$30,533
2027	29,983
2028	29,983
2029	29,983
2030	29,530
Thereafter	123,069
Total	$273,081
InVisionFirst®-Lung Impairment
In the second quarter of 2025, management evaluated the planned launch of a new product and its anticipated impact on the Company's current portfolio. Following the evaluation, management made a decision to implement a wind-down of the InVisionFirst®-Lung portfolio, resulting in the recognition of an impairment and associated inventory write-off. The impairment charge was measured as the excess of the carrying value of the affected assets over their estimated fair value, which was determined based on undiscounted expected future cash flows. During the year ended December 31, 2025, the Company recorded impairment charges of $11.4 million and an inventory write-off of $0.4 million associated with InVisionFirst®-Lung, a legacy diagnostic test. Impairment charges consisted of a $10.5 million loss on developed technology and a $0.9 million loss on trademarks. The impairment charge and inventory write-off are included within impairment charges in the Consolidated Statements of Operations.

Table of Contents	NEOGENOMICS, INC.
Note 8. Debt
The following table summarizes long-term debt, net, at December 31, 2025 and 2024 (in thousands):

	2025	2024
0.25% Convertible Senior Notes due 2028
Principal	$345,000	$345,000
Unamortized debt discount	(3,071)	(4,559)
Unamortized debt issuance costs	(71)	(106)
Total 0.25% Convertible Senior Notes due 2028	$341,858	$340,335

1.25% Convertible Senior Notes due 2025
Principal	$—	$201,250
Unamortized debt discount	—	(421)
Unamortized debt issuance costs	—	(52)
Total 1.25% Convertible Senior Notes due 2025, net	$—	$200,777

Total debt	$341,858	$541,112
Less: Current portion of convertible senior notes, net	—	(200,777)
Total long-term debt, net	$341,858	$340,335
At December 31, 2025, the estimated fair value (Level 2) of the 0.25% Convertible Senior Notes due 2028 was $307.1 million. At December 31, 2024, the estimated fair value (Level 2) of the 0.25% Convertible Senior Notes due 2028 and the 1.25% Convertible Senior Notes due 2025 was $284.8 million and $197.7 million, respectively.
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
The last reported sales price of the Company’s common stock was not greater than or equal to 130.0% of the conversion price of the 2028 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended September 30, 2025. Based on the terms of the 2028 Convertible Notes, the holders could not have converted all or a portion of their 2028 Convertible Notes in the fourth quarter of 2025. The last reported sales price of the Company’s common stock was not greater than or equal to 130.0% of the conversion price of the 2028 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended December 31, 2025. Based on the terms of the 2028 Convertible Notes, the holders cannot convert all or a portion of their 2028 Convertible Notes in the first quarter of 2026. When a conversion notice is received, the

Table of Contents	NEOGENOMICS, INC.
Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. As the Company is not required to settle the 2028 Convertible Notes in cash, the 2028 Convertible Notes are classified as long-term debt as of December 31, 2025. As of December 31, 2025, the Company had not received any conversion notices.
Upon conversion, the Company will pay or deliver, as applicable, cash, shares of common stock or a combination of cash and shares of common stock, at its election. The initial conversion rate for the 2028 Convertible Notes is 15.1172 shares of common stock per $1,000 in principal amount of 2028 Convertible Notes, equivalent to an initial conversion price of approximately $66.15 per share of common stock. The conversion rate is subject to adjustment as described in the 2021 Indenture. In addition, following certain corporate events that occur prior to the maturity date as described in the 2021 Indenture, the Company will pay a make-whole premium by increasing the conversion rate for a holder who elects to convert its 2028 Convertible Notes in connection with such a corporate event in certain circumstances. The value of the 2028 Convertible Notes, if converted, does not exceed the principal amount based on a closing stock price of $11.76 on December 31, 2025.
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
The interest expense recognized on the 2028 Convertible Notes includes $0.9 million, $1.5 million and $34,000 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the year ended December 31, 2025. The interest expense recognized on the 2028 Convertible Notes includes $0.9 million, $1.5 million and $34,000 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the year ended December 31, 2024. The effective interest rate on the 2028 Convertible Notes is 0.70%, which includes the interest on the 2028 Convertible Notes and amortization of the debt discount and debt issuance costs. The 2028 Convertible Notes bear interest at a rate of 0.25% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, which began on July 15, 2021.
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

Table of Contents	NEOGENOMICS, INC.
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
The interest expense recognized on the 2025 Convertible Notes includes $0.8 million, $0.4 million and $52,000, for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively for the year ended December 31, 2025. The interest expense recognized on the 2025 Convertible Notes includes $2.5 million, $1.2 million and $0.2 million, for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively for the year ended December 31, 2024. The effective interest rate on the 2025 Convertible Notes was 1.96%, which included the interest on the 2025 Convertible Notes and amortization of the debt discount and debt issuance costs. The 2025 Convertible Notes bore interest at a rate of 1.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, which began on November 1, 2020.
Maturities of Long-Term Debt
Maturities of long-term debt at December 31, 2025 are summarized as follows (in thousands):

	0.25% Convertible Senior Notes	Total Long-Term Debt
2026	$—	$—
2027	—	—
2028	345,000	345,000
2029	—	—
2030	—	—
Thereafter	—	—
Total Debt	345,000	345,000
Less: Current portion of long-term debt	—	—
Less: Unamortized debt discount	(3,071)	(3,071)
Less: Unamortized debt issuance costs	(71)	(71)
Long-term debt, net	$341,858	$341,858
Note 9. Stock-Based Compensation
Equity Incentive Plan
On May 22, 2025, the stockholders of the Company approved an amendment to the 2023 Equity Incentive Plan, originally effective as of May 25, 2023 (the “Amended 2023 Plan”). The Amended 2023 Plan replaced the NeoGenomics, Inc. Amended and Restated Equity Incentive Plan, as most recently amended and subsequently approved by the stockholders on May 25, 2017 (the “Prior Plan”). The Amended 2023 Plan allows for the award of equity incentives including stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, and other stock-based awards to certain employees, directors, or officers of, or key non-employee advisers or consultants, including contracted physicians to the Company or its subsidiaries. The Amended 2023 Plan provides that the maximum aggregate number of shares of the Company’s common stock reserved and available for issuance under the Amended 2023 Plan is

Table of Contents	NEOGENOMICS, INC.
8,300,000. Additionally, effective May 25, 2023, any remaining unissued shares from the Prior Plan are available for the grant of new awards under the Amended 2023 Plan, bringing the maximum aggregate number of shares of the Company’s common stock reserved and available for issuance to 33,925,000.
The Company recorded stock-based compensation on the Consolidated Statement of Operations for the years ended December 31, 2025, 2024, and 2023 as follows (in thousands):

	2025	2024	2023
Cost of revenue	$1,405	$1,489	$—
General and administrative	34,321	28,093	24,633
Research and development	2,501	950	—
Sales and marketing	3,089	2,881	—
Total stock-based compensation	$41,316	$33,413	$24,633
Stock Options
As of December 31, 2025 and 2024, a total of approximately 6.0 million and 5.3 million shares, respectively, were available for future option and stock awards under the 2023 Plan. Options typically expire after 7 or 10 years and generally vest over 3 or 4 years. Each grant’s expiration, vesting, and exercise price provisions are determined at the time the awards are granted by the Compensation Committee of the Board of Directors.
The fair value of each stock award granted during the years ended December 31, 2025, 2024 and 2023 were estimated as of the grant date using a Black-Scholes model. Weighted average assumptions used during the years ended December 31, 2025, 2024 and 2023 are as follows:

	2025	2024	2023
Expected term (in years)	5.2 – 6.5	5.1 – 6.5	4.0 – 6.5
Risk-free interest rate (%)	3.7% - 4.4%	3.5% - 4.6%	3.3% - 4.7%
Expected volatility (%)	56.0% - 67.2%	54.9% - 64.6%	53.3% - 67.9%
Dividend yield (%)	—	—	—
Weighted average fair value/share at grant date	$6.46	$8.91	$9.03

Table of Contents	NEOGENOMICS, INC.
The status of the stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contract Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	4,214,617	$16.48	5.55	$1,375
Granted	1,679,860	$17.11
Exercised	(279,148)	$10.79		$1,373
Forfeited	(1,234,230)	$20.77
Outstanding at December 31, 2023	4,381,099	$15.87	5.56	$15,568
Granted	1,681,742	$15.01
Exercised	(412,442)	$8.80		$2,159
Forfeited	(419,137)	$16.06
Outstanding at December 31, 2024	5,231,262	$16.14	5.90	$14,701
Granted	3,430,499	$11.58
Exercised	(35,123)	$8.63		$96
Forfeited	(1,464,437)	$18.16
Outstanding at December 31, 2025	7,162,201	$13.58	6.50	$4,786
Exercisable at December 31, 2025	2,998,408	$15.10	6.50	$4,786
Vested and expected to vest at December 31, 2025	7,162,201	$13.58	4.24	$1,830
The total cash proceeds received from the exercise of stock options were approximately $0.3 million, $3.6 million and $3.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. The total fair value of option shares vested during the years ended December 31, 2025, 2024 and 2023 was approximately $12.8 million, $8.6 million and $6.2 million, respectively.
The Company recognizes stock-based compensation expense using the straight-line basis over the awards’ requisite service periods. As of December 31, 2025, there was approximately $11.3 million of total unrecognized stock-based compensation cost related to nonvested stock options granted under the 2023 Plan, the Form of Stand-Alone Inducement Restricted Stock Agreement and Form of Stand-Alone Inducement Stock Option Agreement entered into by the Company and Mr. Christopher M. Smith (collectively, the “CEO Inducement Award”), and the Form of Stand-Alone Inducement Restricted Stock Agreement and Form of Stand-Alone Inducement Stock Option Agreement entered into by the Company and Mr. Jeffrey S. Sherman (collectively, the “CFO Inducement Award”). This cost is expected to be recognized over a weighted-average period of 1.4 years.
Restricted Stock Awards
The number of shares and weighted average grant date fair values of restricted nonvested common stock at the beginning and end of 2025, 2024 and 2023, as well as stock awards granted, vested, and forfeited during the year were as follows:

Table of Contents	NEOGENOMICS, INC.

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2022	1,994,861	$12.71
Granted	1,006,698	$16.84
Vested	(624,806)	$13.89
Forfeited	(414,834)	$15.58
Nonvested at December 31, 2023	1,961,919	$13.83
Granted	1,061,191	$15.03
Vested	(672,177)	$14.27
Forfeited	(186,862)	$14.22
Nonvested at December 31, 2024	2,164,071	$14.25
Granted	2,866,093	$11.13
Vested	(1,258,188)	$13.90
Forfeited	(942,379)	$12.31
Nonvested at December 31, 2025	2,829,597	$11.89
The total fair value of restricted stock vested during the years ended December 31, 2025, 2024 and 2023 was approximately $17.5 million, $9.6 million and $8.7 million, respectively.
As of December 31, 2025, there was approximately $11.8 million of total unrecognized stock-based compensation cost related to nonvested restricted stock granted under the 2023 Plan, the CEO Inducement Award and the CFO Inducement Award. This cost is expected to be recognized over a weighted-average period of 1.3 years.
Performance-Based Restricted Stock Units
Compensation costs for PSUs subject to a performance condition is recognized straight-line over the requisite service period if the achievement of the performance condition is probable. As of December 31, 2025, the Company determined it is probable that the performance condition will be met. For PSUs subject to a market condition, compensation cost is recognized straight-line over the requisite service period, regardless of when, if ever, the market condition is satisfied. If the performance targets are achieved, the awards will vest at the end of the three-year requisite service period so long as the employee remains employed with the Company through the applicable vesting date.
A summary of the PSU activity under the Company’s plans for the year ended December 31, 2025 is as follows:

	Number of Stock Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2024	647,084	$19.35
Granted	—	$—
Vested	—	$—
Forfeited	(94,876)	$19.19
Nonvested at December 31, 2025	552,208	$19.38
As of December 31, 2025, there was approximately $2.7 million of unrecognized stock-based compensation expense related to nonvested PSUs that will be recognized over a weighted-average period of approximately 1.0 years.
Modifications of Stock Option and Restricted Stock Awards
For the year ended December 31, 2025, upon the departure of certain executives and in accordance with the terms of their employment agreements, 358,737 shares of previously granted time-based vesting stock options and 536,055 shares of previously granted time-based vesting restricted stock were subject to accelerated vesting. The Company accounted for the effects of the accelerated vesting of these stock awards as modifications and recognized $2.9 million of stock-based compensation which consisted of $0.6 million and $2.3 million for the acceleration of stock options and restricted stock, respectively, within general and administrative expenses and sales and marketing expenses on the Consolidated Statements of Operations for the year ended December 31, 2025.

Table of Contents	NEOGENOMICS, INC.
For the year ended December 31, 2024, upon the departure of certain executives and in accordance with the terms of their employment agreements, 69,049 shares of previously granted time-based vesting stock options and 41,693 shares of previously granted time-based vesting restricted stock were subject to accelerated vesting. The Company accounted for the effects of the accelerated vesting of these stock awards as modifications and recognized $0.6 million of stock-based compensation which consisted of $0.3 million and $0.3 million for the acceleration of stock options and restricted stock, respectively, within general and administrative expenses on the Consolidated Statements of Operations for the year ended December 31, 2024.
Employee Stock Purchase Plan
The Company sponsors an Employee Stock Purchase Plan (“ESPP”), under which eligible employees can purchase common stock at a 15.0% discount from the fair market value. Stock-based compensation expense related to the ESPP for the years ended December 31, 2025, 2024 and 2023 was approximately $1.0 million, $1.0 million and $1.0 million, respectively. Shares issued pursuant to this plan were 538,432, 312,444 and 326,697 for each of the years ended December 31, 2025, 2024 and 2023, respectively.
Note 10. Revenue Recognition
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
The following table summarizes the values of contract assets, capitalized commissions, and contract liabilities as of December 31, 2025 and 2024 (in thousands):

Table of Contents	NEOGENOMICS, INC.

	2025	2024
Current contract assets(1)	$—	$100
Total contract assets	$—	$100

Current capitalized commissions(1)	$138	$206
Long-term capitalized commissions(2)	36	11
Total capitalized commissions	$174	$217

Current contract liabilities	$851	$409
Long-term contract liabilities(3)	386	336
Total contract liabilities	$1,237	$745
(1) Recorded within other current assets on the Consolidated Balance Sheets.
(2) Recorded within other assets on the Consolidated Balance Sheets.
(3) Recorded within other long-term liabilities on the Consolidated Balance Sheets.
Revenue recognized for the years ended December 31, 2025, 2024 and 2023, related to contract liability balances outstanding at the beginning of each year was $0.3 million, $1.6 million, and $6.4 million, respectively. Amortization of capitalized commissions for the years ended December 31, 2025, 2024 and 2023 were $0.3 million, $1.1 million and $1.0 million respectively.
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
The following table details the disaggregation of net revenue for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Client direct billing	$518,844	$475,444	$428,901
Commercial insurance	117,508	99,843	88,022
Medicare and other government	90,866	84,598	74,370
Self-pay	114	681	350
Total net revenue	$727,332	$660,566	$591,643
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
The following table summarizes the costs associated with the Company’s restructuring activities for the year ended December 31, 2025 (in thousands):

Table of Contents	NEOGENOMICS, INC.

	Severance and Other Employee Costs	Facility Footprint Optimization	Consulting and Other Costs	Total
Balance as of December 31, 2023	$687	$1,389	$537	$2,613
Restructuring charges incurred	1,518	4,083	997	6,598
Impairment of facility related assets	—	60	—	60
Cash payments and other adjustments(1)	(2,075)	(4,896)	(1,433)	(8,404)
Balance as of December 31, 2024	$130	$636	$101	$867
Cash payments and other adjustments(1)	(130)	(636)	(101)	(867)
Balance as of December 31, 2025	$—	$—	$—	$—
Current liabilities				$—
Long-term liabilities				—
Total liabilities				$—
_________________
(1) Other adjustments include non-cash asset charges related to Facility Footprint Optimization costs.
Note 12. Income Taxes
(Loss) income before income tax expense (benefit) for the years ended December 31, 2025, 2024 and 2023 is as follows (in thousands):

	2025	2024	2023
Domestic	$(42,629)	$(43,086)	$(62,489)
Foreign	(67,639)	(37,589)	(34,608)
Total	$(110,268)	$(80,675)	$(97,097)
Significant components of the provision for income taxes December 31, 2025, 2024 and 2023 is as follows (in thousands):

	2025	2024	2023
Current:
Federal	$—	$(35)	$—
State	866	581	391
Foreign	—	79	—
Total current provision (benefit)	$866	$625	$391
Deferred:
Federal	$112	$(340)	$(373)
State	165	9	602
Foreign	(3,386)	(2,243)	(9,749)
Total deferred provision (benefit)	$(3,109)	$(2,574)	$(9,520)
Income tax expense (benefit)	$(2,243)	$(1,949)	$(9,129)

Table of Contents	NEOGENOMICS, INC.
A reconciliation of the differences between the effective tax rate and the federal statutory tax rate for the years ended December 31, 2025, 2024 and 2023 is as follows (amounts in thousands):

	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Federal statutory tax rate	$(23,156)	21.00%	$(16,942)	21.00%	$(20,390)	21.00%
State and local income taxes, net of federal income tax effect(1)-(3)	891	(0.81)%	337	(0.42)%	911	(0.94)%
Foreign tax effects:
United Kingdom:
Statutory tax rate difference	(2,642)	2.40%	(2,300)	2.85%	(1,207)	1.24%
Change in valuation allowance	13,179	(11.95)%	12,606	(15.62)%	1,526	(1.57)%
Effects of changes in tax laws or rates enacted in current period	—	—%	—	—%	(1,025)	1.06%
Other	268	(0.24)%	(282)	0.35%	655	(0.68)%
Switzerland:
Statutory tax rate difference	—	—%	(622)	0.77%	87	(0.09)%
Change in valuation allowance	(329)	0.30%	(3,693)	4.58%	919	(0.95)%
Other	329	(0.30)%	—	—%	—	—%
Other foreign jurisdictions	13	(0.01)%	(436)	0.54%	302	(0.31)%
Effects of changes in tax laws or rates enacted in current period	—	—%	—	—%	—	—%
Effects of cross-border tax laws	—	—%	—	—%	—	—%
Tax credits:
R&D credit	(2,735)	2.48%	467	(0.58)%	(444)	0.46%
Change in valuation allowance	3,566	(3.23)%	2,662	(3.30)%	4,973	(5.12)%
Nontaxable or nondeductible items:
Compensation expense	7,426	(6.73)%	5,252	(6.51)%	4,007	(4.13)%
Other nondeductible items	1,324	(1.20)%	543	(0.67)%	336	(0.35)%
Changes in unrecognized tax benefits	—	—%	—	—%	—	—%
Other adjustments	(377)	0.32%	459	(0.57)%	221	(0.23)%
Effective tax rate	$(2,243)	2.03%	$(1,949)	2.42%	$(9,129)	9.40%
(1) State taxes in Florida and Texas make up the majority (greater than 50 percent) of the effect of this category for the period ended December 31, 2025.
(2) State taxes in Texas make up the majority of the effect of this category for the period ended December 31, 2024.
(3) State taxes in Texas and Florida make up the majority of the effect of this category for the period ended December 31, 2023.

Table of Contents	NEOGENOMICS, INC.
At December 31, 2025 and 2024, deferred income tax assets and liabilities consisted of the following (in thousands):

	2025	2024
Deferred tax assets:
Accrued compensation	$8,020	$9,712
Net operating loss carry-forwards	116,019	110,887
Tax credits	15,308	11,487
Stock-based compensation	4,931	3,860
Operating lease liabilities	17,325	16,238
Convertible debt discount	2,217	3,262
Research expenditures	4,685	7,275
Other	3,670	2,772
Gross deferred tax assets	172,175	165,493
Less: valuation allowance	(100,453)	(83,893)
Total deferred tax assets	$71,722	$81,600
Deferred tax liabilities:
Operating lease right-of-use assets	$(15,436)	$(15,166)
Intangible assets	(72,502)	(85,809)
Property and equipment	(2,003)	(2,135)
Total deferred tax liabilities	$(89,941)	$(103,110)
Net deferred income tax liabilities	$(18,219)	$(21,510)
At December 31, 2025, the Company has federal net operating loss carry forwards of approximately $250.8 million, foreign net operating loss carryforwards of approximately $253.6 million, including $250.8 million in the United Kingdom, and state net operating loss carry forwards of approximately $145.4 million. Federal net operating loss (“NOLs”) carry forwards will begin to expire in 2034. Under the Tax Act, as modified by the CARES Act, the Company’s federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, however, the deductibility of such federal net NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. State tax NOLs will begin to expire in 2026. The NOLs in the United Kingdom do not expire. As of December 31, 2025, the Company has federal R&D and other credit carryforwards of approximately $11.6 million that begin to expire in 2036 and state research and investment credit carryforwards of approximately $6.9 million that do not expire.
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
Management assesses the recoverability of its deferred tax assets as of the end of each quarter, weighing all positive and negative evidence, and is required to establish and maintain a valuation allowance for these assets if it is more likely than not that some or all of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which the evidence can be objectively verified. If negative evidence exists, positive evidence is necessary to support a conclusion that a valuation allowance is not needed. As of December 31, 2025 and 2024, management determined that sufficient positive evidence did not exist and concluded that it is more likely than not that a valuation allowance is required against deferred tax assets. Accordingly, for 2025, management established a valuation allowance of $72.4 million related to the Company’s domestic operations, a valuation of $27.3 million related to the Company's United Kingdom operations, and a full valuation allowance of $0.7 million related to the Company’s China operations.
The Company files income tax returns in the United States, as well as the United Kingdom and in various immaterial foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment. For U.S. federal purposes, the Company has open tax years ended December 31, 2011 to December 31, 2025. For the United Kingdom the Company has open tax years ended December 31, 2024 to December 31, 2025.
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

Table of Contents	NEOGENOMICS, INC.
authority. Increases or decreases to the unrecognized tax benefits could result from management’s belief that a position can or cannot be sustained upon examination based on subsequent information or potential lapse of the applicable statute of limitation for certain tax positions.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. Key elements of the Tax Cuts and Jobs Act changed under the OBBBA, including the restoration of full expensing for domestic research and development cost and the option to elect to accelerate any domestic research costs that were capitalized but still are unamortized. The Company included the enacted effects of the legislation, finding that the legislation did not have a material on its effective tax rate and cash tax position due to the valuation allowance on deferred tax assets as of December 31, 2025.
The following are the unrecognized tax benefits as of December 31, 2025, 2024, and 2023 (in thousands):

	2025	2024	2023
Unrecognized tax benefits - January 1	$12,394	$7,953	$3,159
Increases in prior year positions	498	—	—
Reversals of prior year positions	—	(1,010)	—
Increases in tax positions taken in current year	633	5,451	4,794
Statute expirations	—	—	—
Unrecognized tax benefits - December 31	$13,525	$12,394	$7,953
Due to the valuation allowance, the majority of unrecognized tax benefits at December 31, 2025, if recognized, would not impact the Company’s effective tax rate. The interest and penalties related to the unrecognized tax benefit are immaterial. Interest and tax penalties related to unrecognized tax benefits are included in income tax expense.
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
The following table shows the calculations for the years ended December 31, 2025, 2024 and 2023 (in thousands, except per share amounts):

	2025	2024	2023
NET LOSS	$(108,025)	$(78,726)	$(87,968)

Basic weighted average common shares outstanding	128,101	126,658	125,502
Diluted weighted average shares outstanding	128,101	126,658	125,502

Basic net loss per share	$(0.84)	$(0.62)	$(0.70)
Diluted net loss per share	$(0.84)	$(0.62)	$(0.70)
The following potential dilutive shares were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive for the years ended December 31, 2025, 2024 and 2023:

Table of Contents	NEOGENOMICS, INC.

	2025	2024	2023
Stock options	59	490	460
Restricted stock awards	859	1,049	854
2025 Convertible Notes	—	5,538	5,538
2028 Convertible Notes	5,215	5,215	5,215
In addition, 552,208 and 686,157 shares of PSU awards are excluded from the computation of diluted EPS for the years ended December 31, 2025 and 2024, respectively, as the contingency had not been satisfied.
In connection with the 2028 Convertible Notes offering, on January 11, 2021, the Company entered into separate, privately negotiated convertible note hedge transactions (collectively, the “Capped Call Transactions”) with option counterparties pursuant to capped call confirmations at a cost of approximately $29.3 million. The potential effect of the Capped Call Transactions was excluded from the calculation of diluted net loss per share in the year ended December 31, 2025 as the Company’s common stock closing price of $11.76 on December 31, 2025 did not exceed the conversion price of $85.75 per share. The Capped Call Transactions are not reflected in diluted net loss per share as they are anti-dilutive.
Note 14. Defined Contribution Plan
The Company maintains a defined-contribution 401(k) retirement plan covering substantially all U.S. based employees (as defined). The Company’s employees may make voluntary contributions to the plan, subject to limitations based on IRS regulations and compensation. The Company matches 100.0% of every dollar contributed up to 3.0% of the respective employee’s compensation and an additional 50.0% of every dollar contributed on the next 2% of compensation (4.0% maximum Company match). Matching contributions were approximately $8.9 million, $8.4 million and $7.3 million during the years ended December 31, 2025, 2024 and 2023, respectively, and are recorded in cost of revenue and operating expenses in the Consolidated Statements of Operations.
Note 15. Commitments and Contingencies
Purchase Commitments
The Company has agreements in place to purchase a specified level of reagents from certain vendors. Typically, the Company can cancel contracts with suppliers without penalties. For those contracts that are not cancelable without penalties, there are termination fees and costs or commitments for continued spending that the Company is obligated to pay to a supplier under each contract’s termination period before such contract can be cancelled. These purchase commitments expire in 2028. The purchase commitments as of December 31, 2025, are as follows (in thousands):

Years ending December 31,
2026	$5,310
2027	5,310
2028	$939
Total purchase commitments	$11,559
Legal Proceedings
On January 20, 2021, Natera, Inc. filed a patent infringement complaint against the Company’s subsidiary Inivata Limited and its subsidiary Inivata, Inc. in U.S. District Court for the district of Delaware, alleging Inivata’s InVisionFirst®-Lung cancer diagnostic test of infringing two patents. Natera then filed a second patent infringement complaint on December 20, 2022 against Inivata Limited and Inivata, Inc. alleging that RaDaR® minimal residual disease test infringes one patent. On August 29, 2025, the district court granted NeoGenomics’ motion for summary judgment that Natera’s ‘454 and ‘596 Patents are invalid for claiming ineligible subject matter. On September 29, 2025, the district court dismissed Natera’s claims against NeoGenomics with prejudice and entered declaratory judgment of invalidity of both of Natera’s asserted patents. On December 6, 2025, Natera voluntarily withdrew its appeal of the district court’s rulings, and as a result, the litigation was fully and finally resolved with no remaining claims pending against the Company.
On December 16, 2022, a purported shareholder class action captioned Daniel Goldenberg v. NeoGenomics, Inc., Douglas VanOort, Mark Mallon, Kathryn McKenzie, and William Bonello was filed in the United States District Court for the Southern District of New York, naming the Company and certain of the Company’s current and former officers as defendants

Table of Contents	NEOGENOMICS, INC.
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
Regulatory Matter
With the assistance of outside counsel, the Company voluntarily conducted an internal investigation that focused on the compliance of certain consulting and service agreements with federal healthcare laws and regulations, including those relating to fraud, waste and abuse. Based on this internal investigation, the Company voluntarily notified the Office of Inspector General of the U.S. Department of Health and Human Services (“OIG”) of the Company’s internal investigation in November 2021. The Company’s interactions with regulatory authorities and the Company’s related review of this matter are ongoing. As of December 31, 2025, the Company has accrued a reserve of $11.2 million in other long-term liabilities on the Consolidated Balance Sheets for potential damages and liabilities associated with the federal healthcare program revenue received by the Company in connection with the agreements at issue that were identified during the course of this internal investigation. This reserve reflects management’s best estimate of the minimum probable loss associated with this matter. As a result of the internal investigation and ongoing interactions with regulatory authorities, the Company may accrue additional reserves for any related potential damages and liabilities arising out of this matter. At this time, the Company is unable to predict the duration, scope, result, or related costs associated with any further investigation, including by the OIG, or any other governmental authority, or what penalties or remedial actions they may seek. Accordingly, at this time, the Company is unable to estimate a range of possible loss in excess of the amount reserved. Any determination that the Company’s operations or activities are not in compliance with existing laws or regulations, however, could result in the imposition of civil or criminal fines, penalties, disgorgement, restitution, equitable relief, exclusion from participation in federal healthcare programs or other losses or conduct restrictions, which could be material to the Company’s financial results or business operations.
Note 16. Related Party Transactions
The Company has revenue contracts with HOOKIPA Pharma, Inc., an entity with whom a director of the Company, Michael A. Kelly, was a director until April 2023. In connection with these contracts, the Company recognized $0.4 million of revenue in the Consolidated Statements of Operations for the years ended December 31, 2023. There were no such amounts for the year ended December 31, 2025 and 2024.
Note 17. Segment Information
The Company operates under a single segment based on an analysis of the Company's reporting structure, the information available to the CODM, and the strategic decisions being made by management. The Company provides services to a diverse client base, which includes community-based pathology and oncology practices, hospital pathology labs, reference labs, academic centers, and pharmaceutical companies. Revenue is derived from clients by providing clinical cancer testing, interpretation and consultative services, molecular and NGS testing, comprehensive technical and professional services offering, clinical trials and research, validation laboratory services, and oncology data solutions.
The Company's Chief Executive Officer serves as the Chief Operating Decision Maker. The CODM uses net loss, as reported on the Consolidated Statements of Operations, to monitor budget versus actual results to evaluate profitability and allocate resources. The CODM is regularly provided with financial information, including revenue and expenses, in a format consistent with the Consolidated Statements of Operations. The CODM does not review assets at a different level or category

Table of Contents	NEOGENOMICS, INC.
than those disclosed in the Consolidated Balance Sheets. Substantially all of the Company's revenue and tangible long-lived assets are attributable to the U.S.
The following table presents selected financial information with respect to the Company's single operating segment for the years ended December 31, 2025, 2024, and 2023:

	2025	2024	2023
Net revenue	$727,332	$660,566	$591,643
Less:
Amortization	31,752	33,446	35,133
Depreciation	36,072	39,101	37,450
Stock-based compensation	41,316	33,413	24,633
Other cost of revenue(1)	379,535	332,252	310,562
Other general and administrative(1)	205,414	197,775	184,484
Other research and development(1)	32,544	28,283	25,187
Other sales and marketing(1)	88,827	81,744	70,842
Impairment charges	27,753	—	—
Restructuring charges	—	6,658	11,088
Loss from operations	(115,881)	(92,106)	(107,736)
Interest income	(9,070)	(18,427)	(16,902)
Interest expense	3,753	6,617	6,907
Other expense (income)	(296)	379	(644)
Loss before taxes	(110,268)	(80,675)	(97,097)
Income tax benefit	(2,243)	(1,949)	(9,129)
Net loss	$(108,025)	$(78,726)	$(87,968)
(1) Excludes amounts related to amortization, depreciation, and stock-based compensation, as applicable.

Table of Contents	NEOGENOMICS, INC.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were (1) effective, in that they were designed to ensure that material information relating to us, and information required to be disclosed in our reports to the SEC, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared, as appropriate, to allow timely discussions and decisions regarding required disclosure therein; and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
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
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (“2013 Framework”). Based on this assessment, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria at the reasonable assurance level.
Deloitte & Touche LLP audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, as stated in their report, which is included in this annual report on Form 10-K.
Changes in Internal Control over Financial Reporting
During the fourth quarter of 2025, we continued to monitor and evaluate the design and operating effectiveness of key controls. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

Table of Contents	NEOGENOMICS, INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of NeoGenomics, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of NeoGenomics, Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025 , of the Company and our report dated February 17, 2026, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 17, 2026

Table of Contents	NEOGENOMICS, INC.
ITEM 9B. OTHER INFORMATION
Insider Trading Plans
During the quarter ended December 31, 2025, no director or Section 16 officer adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is incorporated herein by reference to our Definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders. We intend to file such Definitive Proxy Statement with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
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
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(i) Financial Statements (included in Item 8 of this Annual Report on Form 10-K):
The following Consolidated Financial Statements of the Company and the Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, are included in Part II, Item 8 of this Annual Report on Form 10-K:
1. Report of Independent Registered Public Accounting Firm – Deloitte & Touche LLP
2. Consolidated Balance Sheets as of December 31, 2025 and 2024
3. Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023
4. Consolidated Statements of Comprehensive (Loss) Income for the year ended December 31, 2025, 2024 and 2023
5. Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2025, 2024 and 2023

Table of Contents	NEOGENOMICS, INC.
6. Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023
7. Notes to Consolidated Financial Statements
(ii) Financial Statement Schedules.
All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.
(iii) Exhibits.
The exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.
(b) Exhibits.
The following exhibits are filed herewith or are incorporated by reference to exhibits filed with the SEC:

Exhibit Number	Description of Exhibit	Location

3.1	Articles of Incorporation, as amended	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on February 28, 2020.
3.2	Amended and Restated Bylaws, as amended	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, as filed with the SEC on November 6, 2015.
4.1	Description of our Common Stock	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on February 28, 2020.
4.2	Indenture, dated January 11, 2021, by and between the Company and U.S. Bank National Association, as Trustee	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2021.
4.3	Form of 0.25% Senior Convertible Notes Due 2028 (Included in Exhibit 4.2)	Incorporated by reference to the Company’s Current Report on form 8-K filed with the SEC on January 11, 2021.
10.1*	Form of Indemnification Agreement between NeoGenomics, Inc. and each of its executive officers and directors	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, as filed with the SEC on November 7, 2016.
10.2*	Form of Executive Employment Agreement between NeoGenomics, Inc. and each of its executive officers	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 25, 2022.
10.3*	Amended and Restated Equity Incentive Plan effective as of October 15, 2015	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 15, 2016.
10.4*	First Amendment of the Amended and Restated Equity Incentive Plan, effective as of May 25, 2017	Incorporated by reference to the Company’s Definitive Proxy Statement, dated April 24, 2017, as filed with the SEC on April 25, 2017.
10.5*	Second Amendment of the Amended and Restated Equity Incentive Plan as approved by the Company’s stockholders on May 27, 2021	Incorporated by reference to Annex A of the Company’s Definitive Proxy Statement on Schedule 14A as filed on April 15, 2021.

Table of Contents	NEOGENOMICS, INC.

10.6*	NeoGenomics, Inc. 2023 Equity Incentive Plan.	Incorporated by reference to Annex A of the Company’s Definitive Proxy Statement on Schedule 14A as filed on April 7, 2023.
10.7*	Form of PSU Award Agreement under the NeoGenomics, Inc. Amended and Restated Equity Incentive Plan.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on May 17, 2023.
10.8*	Form of PSU Agreement under the NeoGenomics, Inc. 2023 Equity Incentive Plan	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on February 23, 2024
10.9*	Employment Agreement, executed April 1, 2025, by and between NeoGenomics, Inc. and Anthony Zook	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 31, 2025.
10.10*	Employment Agreement of Jeffrey S. Sherman, dated December 5, 2022	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 6, 2022.
10.11*	Form of Stand-Alone Inducement Restricted Stock Agreement by and between NeoGenomics, Inc. and Jeff Sherman	Incorporated by reference to the Company’s Registration Statement on Form S-8 as filed with the SEC on December 5, 2022.
10.12*	Form of Stand-Alone Inducement Stock Option Agreement by and between NeoGenomics, Inc. and Jeff Sherman	Incorporated by reference to the Company’s Registration Statement on Form S-8 as filed with the SEC on December 5, 2022.
10.13*	Employment Agreement, dated November 2, 2022 by and between NeoGenomics, Inc. and Warren Stone	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 24, 2023.
10.14*	Amendment to Employment Agreement, effective April 29, 2024, by and between NeoGenomics, Inc. and Warren Stone	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on April 30, 2024.
10.15*	Offer Letter dated March 27, 2023 between NeoGenomics Laboratories and Greg Aunan.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, as filed with the SEC on May 9, 2023.
10.16*	Employment Agreement, executed July 20, 2022, by and between NeoGenomics, Inc. and Christopher Smith	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on July 21, 2022.
10.17*	Amendment to Employment Agreement, dated August 15, 2022, by and between NeoGenomics, Inc. and Christopher Smith	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, as filed with the SEC on November 8, 2022.
10.18*	Form of Stand-Alone Inducement Restricted Stock Agreement by and between NeoGenomics, Inc. and Christopher Smith	Incorporated by reference to the Company’s Registration Statement on Form S-8 as filed with the SEC on August 12, 2022.
10.19*	Form of Stand-Alone Inducement Stock Option Agreement by and between NeoGenomics, Inc. and Christopher Smith	Incorporated by reference to the Company’s Registration Statement on Form S-8 as filed with the SEC on August 12, 2022.
10.20*	Letter Agreement between NeoGenomics, Inc. and Christopher Smith, dated January 8, 2025	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 10, 2025.
10.21*	Special Advisor Agreement between NeoGenomics, Inc. and Christopher Smith, effective April 1, 2025	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 10, 2025.
14.1	NeoGenomics, Inc. Code of Business Conduct and Ethics	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 5, 2024.

Table of Contents	NEOGENOMICS, INC.

19.1	NeoGenomics, Inc. Insider Trading Policy	Provided herewith.
21.1	Subsidiaries of NeoGenomics, Inc.	Provided herewith.
23.1	Consent of Deloitte & Touche LLP	Provided herewith.
31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith.
31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith.
32.1**	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith.
97.1*	NeoGenomics, Inc. NASDAQ Rule 5608 Executive Officer Compensation Clawback Policy	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 20, 2024.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Provided herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Provided herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Provided herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Provided herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Provided herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Provided herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Provided herewith.

*	Denotes a management contract or compensatory plan or arrangement.
**	The certification attached as Exhibit 32.1 that accompanies this Form 10-K is not deemed filed with the SEC and is not to be incorporated by reference into any filing of NeoGenomics, Inc. under the Securities Act or the Exchange Act, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

ITEM 16. FORM 10-K SUMMARY
None.

Table of Contents	NEOGENOMICS, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 17, 2026	NEOGENOMICS, INC.

	By:	/s/ Anthony P. Zook
	Name:	Anthony P. Zook
	Title:	Director and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Anthony P. Zook	Director and Chief Executive Officer (Principal Executive Officer)	February 17, 2026
Anthony P. Zook

/s/ Jeffrey S. Sherman	Chief Financial Officer (Principal Financial Officer)	February 17, 2026
Jeffrey S. Sherman

/s/ Greg D. Aunan	Senior Vice President & Chief Accounting Officer (Principal Accounting Officer)	February 17, 2026
Greg D. Aunan

/s/ Lynn A. Tetrault	Chair of the Board	February 17, 2026
Lynn A. Tetrault

/s/ Marjorie C. Green	Director	February 17, 2026
Marjorie C. Green

/s/ Dr. Neil Gunn	Director	February 17, 2026
Dr. Neil Gunn

/s/ John P. Kenny	Director	February 17, 2026
John P. Kenny

/s/ Stephen M. Kanovsky	Director	February 17, 2026
Stephen M. Kanovsky

/s/ Michael A. Kelly	Director	February 17, 2026
Michael A. Kelly

/s/ Felicia Williams	Director	February 17, 2026
Felicia Williams

/s/ David B. Perez	Director	February 17, 2026
David B. Perez