Form 10-Q
period 2026-03-31
NEOGENOMICS INC
filed 2026-04-28
CIK 1077183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of April 24, 2026, the registrant had 130,211,780 shares of common stock, par value $0.001 per share outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements generally can be identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intends,” “may,” “plan,” “potential,” , “project,”, “seek,” “will,” “would,” and similar words and expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements address various matters, including the Company’s strategy, planned future operations and related expectations with respect to timing and performance, future financial position, future revenues, growth potential and expected growth drivers, the timing, performance and anticipated benefits of collaboration, partnership and licensing activities, projected costs and capital expenditures, prospects and plans, and objectives of management. The Company may not actually achieve the plans, intentions or expectations disclosed in the forward-looking statements and you should not place undue reliance on the forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties that could cause the Company's actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. Applicable risks and uncertainties include, among others, the Company's ability to identify and implement appropriate financial and operational initiatives to execute on its strategic priorities, to enter new markets and increase market share in both current and new markets, to assemble and maintain an effective executive team, to continue gaining new customers, develop and commercialize new types of tests, integrate its acquisitions, manage the effects of seasonality, execute on its long-range strategic priorities, and otherwise implement its business plans, as well as the potential impact of evolving regulatory requirements related to laboratory developed tests, the impact of tariffs and trade policy uncertainty on the Company's supply chain and costs, and any potential reimbursement changes by the government and commercial payors, and the risks set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the Securities and Exchange Commission (the “SEC”) on February 17, 2026.
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

Glossary
Throughout this Quarterly Report on Form 10-Q, we may use certain abbreviations, acronyms and terms which are described below:

ACLA	American Clinical Laboratory Association
CAP	College of American Pathologists
CLIA	Clinical Laboratory Improvement Amendments of 1988
CMS	Centers for Medicare and Medicaid Services
CRO	Contract research organizations
FDA	U.S. Food and Drug Administration
FISH	Fluorescence In-Situ Hybridization
GAAP	U.S. generally accepted accounting principles
IHC	Immunohistochemistry
LDT	Laboratory developed tests
LIMS	Laboratory Information Management System
MRD	Molecular residual disease
NGS	Next-generation sequencing
OIG	The Office of Inspector General of the Department of Health and Human Services
PCR	Polymerase chain reaction

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NEOGENOMICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(unaudited) March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$146,143	$159,618
Accounts receivable, net	167,424	159,242
Inventories	29,837	28,566
Prepaid assets	23,666	21,443
Other current assets	6,614	7,417
Total current assets	373,684	376,286
Property and equipment (net of accumulated depreciation of $215,966 and $209,057, respectively)	83,659	84,834
Operating lease right-of-use assets	76,703	78,444
Intangible assets, net	278,895	286,528
Goodwill	523,995	524,344
Other assets	9,595	9,394
Total non-current assets	972,847	983,544
Total assets	$1,346,531	$1,359,830
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$25,898	$23,090
Accrued compensation	40,576	47,580
Accrued expenses and other liabilities	12,727	12,003
Current portion of operating lease liabilities	4,828	4,776
Contract liabilities	561	851
Total current liabilities	84,590	88,300
Long-term liabilities
Operating lease liabilities	61,461	62,822
Convertible senior notes, net	342,240	341,858
Deferred income tax liabilities, net	17,450	18,219
Other long-term liabilities	12,030	12,069
Total long-term liabilities	433,181	434,968
Total liabilities	$517,771	$523,268
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.001 par value, (250,000,000 shares authorized; 129,653,642 and 128,989,152 shares issued and outstanding, respectively)	$129	$129
Additional paid-in capital	1,279,539	1,270,235
Accumulated other comprehensive income (loss)	4	4
Accumulated deficit	(450,912)	(433,806)
Total stockholders' equity	$828,760	$836,562
Total liabilities and stockholders’ equity	$1,346,531	$1,359,830
See the accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NEOGENOMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2026	2025
NET REVENUE	$186,672	$168,035

COST OF REVENUE	105,808	94,789

GROSS PROFIT	80,864	73,246
Operating expenses:
General and administrative	65,741	68,207
Research and development	9,534	10,181
Sales and marketing	23,830	22,683
Total operating expenses	99,105	101,071
LOSS FROM OPERATIONS	(18,241)	(27,825)
Interest income	(1,273)	(3,721)
Interest expense	598	1,618
Other expense (income), net	12	(65)
Loss before taxes	(17,578)	(25,657)
Income tax (benefit) expense	(472)	266
NET LOSS	$(17,106)	$(25,923)

NET LOSS PER SHARE
Basic	$(0.13)	$(0.20)
Diluted	$(0.13)	$(0.20)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	129,166	127,376
Diluted	129,166	127,376
See the accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NEOGENOMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
NET LOSS	$(17,106)	$(25,923)

OTHER COMPREHENSIVE INCOME:
Net unrealized gain on marketable securities, net of tax	—	150
Total other comprehensive income, net of tax	—	150
COMPREHENSIVE LOSS	$(17,106)	$(25,773)
See the accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NEOGENOMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2025	128,989,152	$129	$1,270,235	$4	$(433,806)	$836,562
Issuance of common stock for ESPP	94,795	—	909	—	—	909
Issuance of restricted stock, net of forfeitures	485,573	—	(2,002)	—	—	(2,002)
Issuance of common stock for stock options	84,122	—	764	—	—	764
Stock issuance fees and expenses	—	—	(3)	—	—	(3)
Stock-based compensation expense	—	—	9,636	—	—	9,636
Net loss	—	—	—	—	(17,106)	(17,106)
Balance, March 31, 2026	129,653,642	$129	$1,279,539	$4	$(450,912)	$828,760

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2024	128,145,333	$128	$1,228,198	$(206)	$(325,781)	$902,339
Issuance of common stock for ESPP	132,961	—	1,424	—	—	1,424
Issuance of restricted stock, net of forfeitures	70,829	—	(530)	—	—	(530)
Issuance of common stock for stock options	7,204	—	58	—	—	58
Stock issuance fees and expenses	—	—	(3)	—	—	(3)
Stock-based compensation expense	—	—	10,754	—	—	10,754
Net unrealized gain on marketable securities, net of tax	—	—	—	150	—	150
Net loss	—	—	—	—	(25,923)	(25,923)
Balance, March 31, 2025	128,356,327	$128	$1,239,901	$(56)	$(351,704)	$888,269
See the accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NEOGENOMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,106)	$(25,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,780	9,366
Amortization of intangibles	7,633	8,362
Stock-based compensation	9,636	10,754
Non-cash operating lease expense	1,720	1,584
Other adjustments	402	772
Changes in assets and liabilities, net
Accounts receivable, net	(8,182)	(668)
Inventories	(1,271)	(3,024)
Prepaid and other assets	(1,395)	(3,105)
Operating lease liabilities	(1,299)	(1,090)
Deferred income tax liabilities, net	(769)	(541)
Accrued compensation	(7,004)	(22,957)
Accounts payable and other liabilities	718	1,143
Net cash used in operating activities	(8,137)	(25,327)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of marketable securities	—	8,060
Purchases of property and equipment	(5,000)	(4,500)
Net cash (used in) provided by investing activities	(5,000)	3,560
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, net	(338)	949
Net cash (used in) provided by financing activities	(338)	949
Net change in cash and cash equivalents	(13,475)	(20,818)
Cash and cash equivalents, beginning of period	159,618	367,012
Cash and cash equivalents, end of period	$146,143	$346,194

Supplemental disclosure of cash flow information:
Interest paid	$431	$1
Income taxes paid	$—	$—
Supplemental disclosure of non-cash investing and financing information:
Purchases of property and equipment included in accounts payable	$4,321	$1,376
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
Self-Insurance
The Company is self-insured for its employee health care benefits. Liabilities for self-insured exposures are accrued for the amounts expected to be paid based on historical claims experience and actuarial data for forecasted settlements of claims filed and for incurred but not yet reported claims. As of March 31, 2026, the Company has recorded a self-insurance liability of $1.7 million. The Company’s estimate is subject to inherent variability which may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as a current liability in accrued compensation on the Consolidated Balance Sheets.
Sales and Marketing Expenses
Sales and marketing expenses are primarily attributable to employee-related costs including sales management, sales representatives, sales and marketing consultants, and marketing and customer service personnel. Advertising costs are expensed at the time they are incurred and were immaterial for the three months ended March 31, 2026 and 2025.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
The acquisition of Pathline was determined to be a business combination and has been accounted for using the acquisition method. The purchase price and purchase price allocation were based upon management’s best estimates and assumptions and were considered final as of March 31, 2026. The following table summarizes the purchase consideration recorded for the acquisition of Pathline, the fair value of the net assets acquired and liabilities assumed, and the calculation of goodwill based on the excess of the consideration transferred over the fair value of the net assets acquired and liabilities assumed at the Pathline Acquisition Date (in thousands, except per share data):

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	April 4, 2025 (as initially reported)	Measurement Period Adjustments	April 4, 2025 (as adjusted)
Purchase consideration:
Initial cash consideration, net(1)	$7,275	$220	$7,495
Contingent consideration	1,000	—	1,000
Total purchase consideration	$8,275	$220	$8,495

Allocation of the purchase consideration:
Cash and cash equivalents	$317	$—	$317
Accounts receivable, net	3,324	—	3,324
Inventories	657	—	657
Prepaid and other current assets	443	234	677
Intangible assets	1,200	—	1,200
Property and equipment	1,264	—	1,264
Operating lease right-of-use assets	6,632	(161)	6,471
Other non-current assets	200	—	200
Total identifiable assets acquired	14,037	73	14,110
Total identifiable liabilities assumed	10,602	(258)	10,344
Net identifiable assets acquired	3,435	331	3,766
Goodwill(2)	4,840	(111)	4,729
Total purchase consideration	$8,275	$220	$8,495
_________________
(1) Includes net adjustments of $0.7 million reflective of cash and other adjustments as initially reported, and $0.5 million reflective of cash and other adjustments as adjusted.
(2) Includes measurement period adjustments of negative $0.3 million recognized during the three months ended March 31, 2026 and $0.2 million recognized during the year ended December 31, 2025.
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
Sale of Trapelo Health, LLC
On December 31, 2025, the Company completed the sale of substantially all of the operating assets of Trapelo Health, LLC (“Trapelo”), its wholly owned subsidiary, for upfront consideration of $2.5 million and contingent consideration of up to $5.0 million upon achievement of certain revenue milestones within a specified period. During the three months ended March 31, 2026, there were no changes to the Company's estimate of contingent consideration. During 2025, the Company recognized total impairment charges of $15.9 million related to the Trapelo disposal group, consisting of a $3.5 million loss on goodwill and a $12.4 million loss on developed technology, which were included within impairment charges on the Consolidated Statements of Operations. There were no impairment charges related to Trapelo during the three months ended March 31, 2026 and December 31, 2025.
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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The Company measures certain financial assets at fair value on a recurring basis, including marketable securities and certain cash equivalents. The Company considers all securities available-for-sale, including those with maturity dates beyond 12 months, and therefore these securities are classified within current assets on the Consolidated Balance Sheets as they are available to support current operational liquidity needs. The money market accounts are valued based on quoted market prices in active markets and are included in cash and cash equivalents on the Consolidated Balance Sheets.
There were no marketable securities outstanding as of March 31, 2026 or December 31, 2025. The Company had $0.4 million and $0.5 million of accrued interest receivable at March 31, 2026 and December 31, 2025, respectively, included in other current assets on its Consolidated Balance Sheets related to marketable securities. There were no realized gains or losses on marketable securities for the three months ended March 31, 2026 and 2025.

The following tables set forth the Company’s cash equivalents that were measured at fair value on a recurring basis based on the fair value hierarchy as of March 31, 2026 and December 31, 2025.

	March 31, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$141,985	$—	$—	$141,985
Total	$141,985	$—	$—	$141,985

	December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$157,895	$—	$—	$157,895
Total	$157,895	$—	$—	$157,895

There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 for the three months ended March 31, 2026 and 2025.
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
The carrying value of cash, certain cash equivalents, accounts receivable, net, other current assets, accounts payable, accrued expenses and other liabilities, and contract liabilities are considered reasonable estimates of their respective fair values at March 31, 2026 and December 31, 2025 due to their short-term nature.
The Company also measures certain non-financial assets at fair value on a nonrecurring basis, primarily intangible assets, goodwill, and long-lived assets in connection with periodic evaluations for potential impairment. The Company estimates the fair value of these assets using primarily unobservable inputs and as such, these are considered Level 3 fair value measurements.
Note 5. Goodwill and Intangible Assets
The following table summarizes the carrying amounts of goodwill at March 31, 2026 and December 31, 2025 (in thousands):

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Goodwill Carrying Amount
Balance as of December 31, 2024	$522,766
Acquired goodwill(1)	5,078
Impairment charges(2)	(3,500)
Balance as of December 31, 2025	$524,344
Acquired goodwill adjustment(1)	(349)
Balance as of March 31, 2026	$523,995
_________________
(1) In connection with the acquisition of Pathline, the Company recognized $5.1 million of goodwill during the year ended December 31, 2025 and an adjustment of $0.3 million during the three months ended March 31, 2026, reflecting the allocation of the purchase price to the identifiable assets acquired and liabilities assumed. Please refer to Note 3. Acquisitions and Disposals for further information about the acquisition of Pathline.
(2) In connection with the classification of the Trapelo assets as held for sale, the Company recognized an impairment charge of $3.5 million to write down the carrying value of the disposal group to its estimated fair value less costs to sell. Please refer to Note 3. Acquisitions and Disposals for further information about the sale of Trapelo.
Intangible assets consisted of the following (in thousands):

		March 31, 2026
	Amortization Period (years)	Cost	Accumulated Amortization	Net
Customer Relationships	7 - 15	$144,301	$87,957	$56,344
Developed Technology	10 - 15	276,825	88,327	188,498
Trademarks	15	30,261	9,655	20,606
Trademark - Indefinite lived	—	13,447	—	13,447
Total		$464,834	$185,939	$278,895

		December 31, 2025
	Amortization Period (years)	Cost	Accumulated Amortization	Net
Customer Relationships(1)	7 - 15	$144,301	$85,441	$58,860
Developed Technology(2)	10 - 15	276,825	83,714	193,111
Trademarks(3)	15	30,261	9,151	21,110
Trade Name	2.5	2,584	2,584	—
Trademark - Indefinite lived	—	13,447	—	13,447
Total		$467,418	$180,890	$286,528
_________________
(1) Includes $1.2 million of acquired client relationships related to Pathline. Please refer to Note 3. Acquisitions and Disposals for further information about the acquisition of Pathline.
(2) Includes an impairment loss of $10.5 million on InVisionFirst®-Lung developed technology and an adjustment of $12.4 million related to the classification of Trapelo as held for sale. Please refer to Note 3. Acquisitions and Disposals for further information about the disposal of Trapelo assets.
(3) Includes an impairment loss of $0.9 million on InVisionFirst®-Lung trademarks.

The Company records amortization expense within cost of revenue and general and administrative expense on the Consolidated Statement of Operations. The following table summarizes the amortization expense for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Amortization of intangibles included in cost of revenue	$4,614	$4,910
Amortization of intangibles included in general and administrative expenses	3,019	3,452
Total amortization of intangibles	$7,633	$8,362

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The estimated amortization expense related to amortizable intangible assets for each of the following periods as of March 31, 2026 is as follows (in thousands):

Remainder of 2026	$22,900
2027	29,983
2028	29,983
2029	29,983
2030	29,530
Thereafter	123,069
Total	$265,448

InVisionFirst®-Lung Impairment
During the year ended December 31, 2025, the Company recorded impairment charges of $11.4 million and an inventory write-off of $0.4 million associated with InVisionFirst®-Lung, a legacy diagnostic test. Impairment charges consisted of a $10.5 million loss on developed technology and a $0.9 million loss on trademarks. The impairment charge and inventory write-off were included within impairment charges on the Consolidated Statements of Operations. There were no such costs for the three months ended March 31, 2026.
Note 6. Debt
2028 Convertible Senior Notes
On January 11, 2021, the Company completed the sale of $345.0 million of Convertible Senior Notes with a stated interest rate of 0.25% and a maturity date of January 15, 2028 (the “2028 Convertible Notes”), unless earlier converted, redeemed, or repurchased.
The last reported sales price of the Company’s common stock was not greater than or equal to 130.0% of the conversion price of the 2028 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended December 31, 2025. Based on the terms of the 2028 Convertible Notes, the holders could not have converted all or a portion of their 2028 Convertible Notes in the first quarter of 2026. The last reported sales price of the Company’s common stock was not greater than or equal to 130.0% of the conversion price of the 2028 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended March 31, 2026. Based on the terms of the 2028 Convertible Notes, the holders cannot convert all or a portion of their 2028 Convertible Notes in the second quarter of 2026. The value of the 2028 Convertible Notes, if converted, does not exceed the principal amount based on a closing stock price of $7.42 on March 31, 2026.
The interest expense recognized on the 2028 Convertible Notes includes $0.2 million, $0.4 million and $8,600 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended March 31, 2026. The interest expense recognized on the 2028 Convertible Notes includes $0.2 million, $0.4 million and $8,600 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended March 31, 2025. The effective interest rate on the 2028 Convertible Notes is 0.70%, which includes the interest on the 2028 Convertible Notes and amortization of the debt discount and debt issuance costs. The 2028 Convertible Notes bear interest at a rate of 0.25% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2021.
At March 31, 2026, the estimated fair value (Level 2) and net carrying amount of the 0.25% Convertible Senior Notes due 2028 was $315.7 million and $342.2 million, respectively. At December 31, 2025, the estimated fair value (Level 2) and net carrying amount of the 0.25% Convertible Senior Notes due 2028 was $307.1 million and $341.9 million, respectively.
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
The interest expense recognized on the 2025 Convertible Notes includes $0.6 million, $0.3 million and $39,000 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended March 31, 2025. There were no such amounts for the three months ended March 31, 2026. The effective interest rate on the 2025 Convertible Notes was 1.96%, which included the interest on the 2025 Convertible Notes and amortization of the debt discount and debt issuance costs. The 2025 Convertible Notes bore interest at a rate of 1.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, which began on November 1, 2020.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 7. Stock-Based Compensation
The Company recorded stock-based compensation on the Consolidated Statement of Operations for the three months ended March 31, 2026 and 2025 as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$337	$416
General and administrative	8,392	8,783
Research and development	577	597
Sales and marketing	330	958
Total stock-based compensation	$9,636	$10,754
Stock Options
A summary of the stock option activity under the Company’s plans for the three months ended March 31, 2026 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2025	7,162,201	$13.58
Granted	2,882,608	$10.86
Exercised	(84,122)	$9.09
Forfeited	(407,676)	$14.38
Outstanding at March 31, 2026	9,553,011	$12.76
Vested and expected to vest at March 31, 2026	9,553,011	$12.76
Exercisable at March 31, 2026	3,522,795	$14.87
The fair value of each stock option award granted during the three months ended March 31, 2026 was estimated as of the grant date using a Black-Scholes model with the following assumptions:

Three Months Ended March 31, 2026
Expected term (in years)	5.2 - 6.5
Risk-free interest rate (%)	3.5% - 3.9%
Expected volatility (%)	62.4% - 68.2%
Dividend yield (%)	—
Weighted average grant date fair value per share	$6.20
As of March 31, 2026, there was approximately $23.1 million of unrecognized stock-based compensation expense related to stock options that will be recognized over a weighted-average period of approximately 1.7 years.
Restricted Stock
A summary of the restricted stock activity under the Company’s plans for the three months ended March 31, 2026 is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2025	2,829,597	$11.89
Granted	1,773,053	$10.20
Vested	(687,259)	$12.80
Forfeited	(187,422)	$12.57
Nonvested at March 31, 2026	3,727,969	$10.88
As of March 31, 2026, there was approximately $23.2 million of unrecognized stock-based compensation expense related to restricted stock that will be recognized over a weighted-average period of approximately 1.7 years.
Performance-Based Restricted Stock Units

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
For PSUs subject to a performance condition, compensation cost is recognized straight-line over the requisite service period if the achievement of the performance condition is probable. As of March 31, 2026, the Company has determined it is probable that the performance condition will be met. For PSUs subject to a market condition, compensation cost is recognized straight-line over the requisite service period, regardless of when, if ever, the market condition is satisfied.
A summary of the PSU activity under the Company’s plans for the three months ended March 31, 2026 is as follows:

	Number of Stock Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2025	552,208	$19.38
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Nonvested at March 31, 2026	552,208	$19.38
As of March 31, 2026, there was approximately $2.0 million of unrecognized stock-based compensation expense related to nonvested PSUs that will be recognized over a weighted-average period of approximately 0.8 years.
Modification of Stock Option and Restricted Stock
During the three months ended March 31, 2026, upon the departure of a director and with approval from the Culture and Compensation Committee of the Company’s Board of Directors, 16,107 shares of previously granted time-based vesting stock options and 23,077 shares of previously granted time-based vesting restricted stock were subject to accelerated vesting. The Company accounted for the effects of the accelerated vesting of these stock awards as modifications and recognized $0.4 million of stock-based compensation which consisted of $0.1 million and $0.3 million for the acceleration of stock options and restricted stock, respectively, within general and administrative expenses on the Consolidated Statements of Operations for the three months ended March 31, 2026. There were no such amounts for the three months ended March 31, 2025.
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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Most contracts are terminable by the clients, either immediately or according to advance notice terms specified within the contracts. All contracts require payment of fees to the Company for services rendered through the date of termination and may require payment for subsequent services necessary to conclude the study or close out the contract.
The following table summarizes the values of contract assets, capitalized commissions and contract liabilities (in thousands):

	March 31, 2026	December 31, 2025
Current capitalized commissions (1)	$175	$138
Long-term capitalized commissions (2)	157	36
Total capitalized commissions	$332	$174

Current contract liabilities	$561	$851
Long-term contract liabilities (3)	338	386
Total contract liabilities	$899	$1,237
_________________
(1) Recorded within other current assets on the Consolidated Balance Sheets.
(2) Recorded within other assets on the Consolidated Balance Sheets.
(3) Recorded within other long-term liabilities on the Consolidated Balance Sheets.
Revenue recognized related to contract liability balances outstanding at the beginning of the period was $0.5 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively. Amortization of capitalized commissions was $0.1 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively.
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
The following table details the disaggregation of net revenue for the three months ended March 31, 2026 (in thousands):

	Three Months Ended March 31,
	2026	2025
Client direct billing	$131,606	$122,038
Commercial insurance	30,938	24,857
Medicare and other government	24,145	21,101
Self-pay	(17)	39
Total net revenue	$186,672	$168,035
Note 9. Income Taxes
At the end of each interim period, Management estimates the annual effective tax rate based on forecasted pre-tax results of the Company’s global operations and applies such rate to its ordinary quarterly earnings to calculate income tax expense related to ordinary income. The tax effects of significant, unusual and infrequent in nature items are discretely calculated and recognized in the period during which they occur. These discrete items often relate to changes in tax laws, excess tax benefits/deficiencies related to share-based compensation or adjustments to previously reported tax expense/benefits.
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
As of March 31, 2026, Management determined that a valuation allowance for the Company’s U.S. operations is necessary because sufficient objectively verifiable positive evidence does not exist to overcome existing negative evidence. Accordingly, the Company’s estimated annual effective tax rate applied to the Company’s pre-tax loss for the three months ended March 31,

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
2026, includes an unfavorable impact of a partial valuation allowance against the majority of the Company’s forecasted U.S. net operating loss and tax credit carryforwards.
As of March 31, 2026, the Company’s U.K. operations are in a three-year cumulative loss position. However, the reversal of U.K. deferred tax liabilities will provide a source of realization to support a portion of the U.K. deferred tax assets, and therefore a valuation allowance has not been established for those deferred tax assets. Accordingly, the Company’s estimated annual effective tax rate applied to the Company’s pre-tax loss for the three months ended March 31, 2026, includes the favorable impact of recognizing a component of the U.K. benefit.
For the three month period ended March 31, 2026, the Company has recorded tax benefit primarily related to reversal of U.K. deferred tax liabilities attributable to intangible assets, partially offset with current state tax provision.
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
The following table shows the calculations (in thousands, except net loss per share amounts):

	Three Months Ended March 31,
	2026	2025
NET LOSS	$(17,106)	$(25,923)

Basic weighted average shares outstanding	129,166	127,376
Diluted weighted average shares outstanding	129,166	127,376

Basic net loss per share	$(0.13)	$(0.20)
Diluted net loss per share	$(0.13)	$(0.20)

The following potential dilutive shares were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2026	2025
Stock options	143	223
Restricted stock awards	1,510	1,209
2025 Convertible Notes	—	5,538
2028 Convertible Notes	5,215	5,215
In addition, 552,208 shares of PSU awards are excluded from the computation of diluted EPS for the three months ended March 31, 2026 as the contingency had not been satisfied.
In connection with the 2028 Convertible Notes offering, on January 11, 2021, the Company entered into separate, privately negotiated convertible note hedge transactions (collectively, the “Capped Call Transactions”) with option counterparties pursuant to capped call confirmations at a cost of approximately $29.3 million. The potential effect of the Capped Call Transactions was excluded from the calculation of diluted net loss per share in the three months ended March 31, 2026 as the Company’s common stock closing price of $7.42 on March 31, 2026 did not exceed the conversion price of $85.75 per share. The Capped Call Transactions are not reflected in diluted net loss per share as they are anti-dilutive.
Note 11. Commitments and Contingencies

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Regulatory Matter
With the assistance of outside counsel, the Company voluntarily conducted an internal investigation that focused on the compliance of certain consulting and service agreements with federal healthcare laws and regulations, including those relating to fraud, waste and abuse. Based on this internal investigation, the Company voluntarily notified the Office of Inspector General of the U.S. Department of Health and Human Services (“OIG”) of the Company’s internal investigation in November 2021. The Company’s interactions with regulatory authorities and the Company’s related review of this matter are ongoing. As of March 31, 2026 and December 31, 2025, the Company has accrued a reserve of $11.2 million in other long-term liabilities on the Consolidated Balance Sheets for potential damages and liabilities associated with the federal healthcare program revenue received by the Company in connection with the agreements at issue that were identified during the course of this internal investigation. This reserve reflects management’s best estimate of the minimum probable loss associated with this matter. As a result of the internal investigation and ongoing interactions with regulatory authorities, the Company may accrue additional reserves for any related potential damages and liabilities arising out of this matter. At this time, the Company is unable to predict the duration, scope, result, or related costs associated with any further investigation, including by the OIG, or any other governmental authority, or what penalties or remedial actions they may seek. Accordingly, at this time, the Company is unable to estimate a range of possible loss in excess of the amount reserved. Any determination that the Company’s operations or activities are not in compliance with existing laws or regulations, however, could result in the imposition of civil or criminal fines, penalties, disgorgement, restitution, equitable relief, exclusion from participation in federal healthcare programs or other losses or conduct restrictions, which could be material to the Company’s financial results or business operations.
Legal Proceedings
On December 16, 2022, a purported shareholder class action captioned Daniel Goldenberg v. NeoGenomics, Inc., Douglas VanOort, Mark Mallon, Kathryn McKenzie, and William Bonello was filed in the United States District Court for the Southern District of New York, naming the Company and certain of the Company’s current and former officers as defendants (“the Goldenberg Matter”). This lawsuit was filed by a stockholder who claims to be suing on behalf of anyone who purchased or otherwise acquired the Company’s securities between February 27, 2020 and April 26, 2022. The lawsuit alleges that material misrepresentations and/or omissions of material fact were made in the Company’s public disclosures in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The alleged improper disclosures relate to statements regarding the Company’s menu of tests, business operations and compliance with health care laws and regulations. The Company filed a motion to dismiss the Goldenberg Matter on February 5, 2024 and the plaintiff filed its opposition to the motion on March 21, 2024. On March 13, 2026, the Court entered a Memorandum and Order dismissing the Goldenberg Matter with prejudice. On April 10, 2026, the plaintiff appealed the judgment and order to the United States Court of Appeals for the Second Circuit. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees and expert fees. On April 27, 2023, a shareholder of the Company filed a shareholder derivative action on behalf of the Company captioned Puskarich v. VanOort, et al. in Clark County Nevada, naming certain of the Company’s current and former officers and directors as defendants. The allegations are substantially similar to the allegations asserted in the Goldenberg Matter. Substantially similar shareholder derivative actions were subsequently filed in Lee County, Florida and in the United States District Court for the Southern District of New York, captioned Wong v. VanOort, et al. and Mellema v. VanOort, et al., respectively. The Company believes that it has valid defenses to the claims alleged in the lawsuits, but there is no guarantee that the Company will prevail. As of the filing of this report with the SEC, the outcome of these matters is not estimable or probable.
Note 12. Segment Information
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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table summarizes segment information for the three months ended March 31, 2026, and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net revenue	$186,672	$168,035
Less:
Amortization	7,633	8,362
Depreciation	8,780	9,366
Stock-based compensation	9,636	10,754
Other cost of revenue(1)	97,884	85,817
Other general and administrative(1)	49,045	50,749
Other research and development(1)	8,459	9,102
Other sales and marketing(1)	23,476	21,710
Loss from operations	(18,241)	(27,825)
Interest income	(1,273)	(3,721)
Interest expense	598	1,618
Other expense (income)	12	(65)
Loss before taxes	(17,578)	(25,657)
Income tax expense (benefit)	(472)	266
Net loss	$(17,106)	$(25,923)
_________________
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
As of March 31, 2026, the Company operated College of American Pathologists (“CAP”) accredited and Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) certified laboratories in Fort Myers, Florida; Aliso Viejo and Carlsbad, California; Durham, North Carolina; Ramsey, New Jersey; and Houston, Texas; and an International Organization for Standardization (“ISO”) certified, CAP accredited full-service, sample-processing laboratory in Cambridge, United Kingdom. We also have several, small, non-processing laboratory locations across the United States for providing analysis services. We currently offer the following types of testing services:
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
•Molecular Residual Disease (“MRD”) testing – advanced molecular and flow-based testing designed to detect very low levels of residual malignant cells that remain after treatment and are below the threshold of conventional diagnostic methods. MRD testing is used to assess treatment response, evaluate disease recurrence risk, and support clinical decision-making insolid tumors and hematologic malignancies. NeoGenomics’ MRD capabilities include highly sensitive assays leveraging next-generation sequencing (“NGS”) and flow cytometry technologies.
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
•Morphologic analysis – the process of analyzing cells under the microscope by a pathologist, usually for the purpose of diagnosis. Morphologic analysis may be performed on a wide variety of samples, such as peripheral blood, bone marrow, lymph nodes, and other organs such as lung, breast, etc. The services provided at NeoGenomics may include primary diagnosis, in which a sample is received for processing and our pathologists provide the initial diagnosis; or may include secondary consultations, in which slides and/or tissue blocks are received from an outside institution for second opinion. In the latter setting, the expert pathologists at NeoGenomics assist our client pathologists on their most difficult and complex cases.
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
Laboratory Developed Tests
The FDA has regulatory responsibility over instruments, test kits, reagents, and other medical devices used by clinical laboratories to perform diagnostic testing. High complexity and CLIA-certified laboratories such as ours frequently develop testing procedures intended exclusively for use by the developing laboratory to provide diagnostic results to customers. These tests are referred to as LDTs. The regulatory framework governing LDTs is evolving, complex, and has been the subject of ongoing debate. LDTs are subject to CMS oversight through its enforcement of CLIA. The FDA has also claimed regulatory authority over LDTs but has historically exercised enforcement discretion with regard to most LDTs offered by CLIA-certified laboratories performing high complexity tests, and has not subjected these tests to FDA rules and regulations governing medical devices, including premarket review requirements.
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
Our laboratory in Cambridge, United Kingdom does not conduct studies regulated by Good Laboratory Practice or Good Clinical Practice. To hold human tissues for research and development purposes, the laboratory is registered with the UK Human Tissue Authority. Research studies conducted at the Cambridge laboratory have involved the use of in vitro diagnostic medical devices that may bear a European Conformity mark; however, these studies are not intended to provide clinical diagnoses or guide treatment for individual patients within the National Health Service or other healthcare settings. Instead, such studies are conducted solely for research purposes.
Results of Operations for the Three Months Ended March 31, 2026 as Compared to the Three Months Ended March 31, 2025
Revenue
The consolidated revenue for the three months ended March 31, 2026 and 2025, are as follows:

	Three Months Ended March 31,
($ in thousands)	2026	2025	$ Change	% Change
Revenue	$186,672	$168,035	$18,637	11.1%
Revenue for the three months ended March 31, 2026 increased $18.6 million or 11.1%, as compared to 2025. Increases in revenue primarily reflect an increase in test volumes, a shift to higher value tests, and the positive impact of strategic

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

reimbursement initiatives. Revenues from the Pathline acquisition also contributed to revenue growth, which was partially offset by lower non-clinical revenue due to macro clinical trial trends in the pharmaceutical industry.
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
The consolidated cost of revenue and gross profit metrics for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
($ in thousands)	2026	2025	$ Change	% Change
Cost of revenue(1):
Cost of revenue	$105,808	$94,789	$11,019	11.6%
Cost of revenue as a % of revenue	56.7%	56.4%

Gross profit:
Total gross profit	$80,864	$73,246	$7,618	10.4%
Gross profit margin	43.3%	43.6%
(1) Cost of revenue for the three months ended March 31, 2026 includes $4.6 million of amortization of acquired intangible assets and $0.3 million of stock-based compensation. Cost of revenue for the three months ended March 31, 2025 includes $4.9 million of amortization of acquired intangible assets and $0.4 million of stock-based compensation.
Consolidated cost of revenue increased 11.6% for the three months ended March 31, 2026 as compared to 2025. This increase was primarily due to a $5.3 million increase in supplies expense, $5.0 million in higher compensation and benefit costs, and a $0.6 million increase in postage and shipping costs partially offset by $0.7 million decrease in depreciation expense.
Gross profit margin for the three months ended March 31, 2026 was 43.3%, compared to 43.6% in the same period of 2025. For the three months ended March 31, 2026, the decrease of 0.3% was primarily related to an increase in supplies expense and higher compensation and benefit costs partially offset by the increase in revenue.
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
Consolidated general and administrative expenses for the periods presented are as follows:

	Three Months Ended March 31,
($ in thousands)	2026	2025	$ Change	% Change
General and administrative	$65,741	$68,207	$(2,466)	(3.6)%
As a % of revenue	35.2%	40.6%
General and administrative expenses decreased $2.5 million for the three months ended March 31, 2026, when compared to the same period in 2025. This decrease was primarily due to a $4.3 million decrease in non-recurring legal and transaction costs, and a $0.8 million decrease in compensation and benefit costs. These decreases were partially offset by an increase of $1.5 million in technology and equipment costs, an increase of $0.6 million in facilities costs, and an increase of $0.3 million in recruiting costs.
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

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated research and development expenses for the periods presented are as follows:

	Three Months Ended March 31,
($ in thousands)	2026	2025	$ Change	% Change
Research and development	$9,534	$10,181	$(647)	(6.4)%
As a % of revenue	5.1%	6.1%
Research and development expenses decreased $0.6 million for the three months ended March 31, 2026 when compared to the same period in 2025. This decrease was primarily due to a $0.3 million decrease in supplies expense, a $0.2 million decrease in study fees, a $0.2 million decrease in professional fees, and a $0.1 million decrease in equipment maintenance fees. These decreases were partially offset by an increase of $0.2 million in compensation and benefit costs.
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
Consolidated sales and marketing expenses for the periods presented are as follows:

	Three Months Ended March 31,
($ in thousands)	2026	2025	$ Change	% Change
Sales and marketing	$23,830	$22,683	$1,147	5.1%
As a % of revenue	12.8%	13.5%
Sales and marketing expenses increased $1.1 million for the three months ended March 31, 2026 when compared to the same period in 2025. This increase was primarily due to a $0.6 million increase in compensation and benefit costs due to the expansion of our sales force, an increase in subscription fees of $0.3 million, and an increase in professional fees of $0.2 million.
We expect higher commissions expense in the coming quarters as we expand our sales representative force and our sales representatives generate new business. We expect our sales and marketing expenses over the long term to align with changes in revenue and we continue to evaluate the effectiveness of our incentive compensation plans.
Interest Income
Interest income for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
($ in thousands)	2026	2025	$ Change	% Change
Interest income	$1,273	$3,721	$(2,448)	(65.8)%
Interest income was $1.3 million for the three months ended March 31, 2026, compared to income of $3.7 million for the same period in 2025. Interest income includes interest earned on funds held in our cash equivalent and marketable securities accounts. The decrease in interest income for the three months ended March 31, 2026 was primarily due to a reduction in the average balance of invested cash and a lower interest rate environment when compared to the same periods in 2025.
For further details regarding our investments in marketable securities, please refer to Note 4. Fair Value Measurements in the accompanying notes to the unaudited Consolidated Financial Statements.
Interest Expense
Interest expense for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
($ in thousands)	2026	2025	$ Change	% Change
Interest expense	$598	$1,618	$(1,020)	(63.0)%
Interest expense was $0.6 million for the three months ended March 31, 2026, compared to expense of $1.6 million for the same period in 2025. Interest expense for the three months ended March 31, 2026 and 2025 primarily reflects the effective interest rates on the 2028 Convertible Notes and the 2025 Convertible Notes, which are 0.70% and 1.96%, respectively. Interest

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

on the 2028 Convertible Notes and 2025 Convertible Notes began accruing upon issuance and is payable semi-annually. These decreases are primarily attributable to the maturity and settlement of the Company's 2025 Convertible Notes during the second quarter of 2025.
For further details regarding the convertible notes please refer to Note 6. Debt in the accompanying notes to the Consolidated Financial Statements.
Net Loss Per Share
The following table provides consolidated net loss for each period along with the computation of basic and diluted net loss per share for the three months ended March 31, 2026 and 2025 (in thousands, except net loss per share data):

	Three Months Ended March 31,
	2026	2025
NET LOSS	$(17,106)	$(25,923)

Basic weighted average shares outstanding	129,166	127,376
Diluted weighted average shares outstanding	129,166	127,376

Basic net loss per share	$(0.13)	$(0.20)
Diluted net loss per share	$(0.13)	$(0.20)

Non-GAAP Measures
Use of Non-GAAP Financial Measures
In order to provide greater transparency regarding our operating performance, the financial results and financial guidance in this Quarterly Report on Form 10-Q refer to certain non-GAAP financial measures that involve adjustments to GAAP results. Non-GAAP financial measures exclude certain income and/or expense items that management believes are not directly attributable to the Company’s core operating results and/or certain items that are inconsistent in amounts and frequency, making it difficult to perform a meaningful evaluation of our current or past operating performance. Management believes that the presentation of operating results using non-GAAP financial measures provides useful supplemental information to investors by facilitating the analysis of the Company’s core test-level operating results across reporting periods. These non-GAAP financial measures may also assist investors in evaluating future prospects. Management also uses non-GAAP financial measures for financial and operational decision making, planning and forecasting purposes and to manage the business. These non-GAAP financial measures do not replace the presentation of financial information in accordance with U.S. GAAP financial results, should not be considered measures of liquidity, and are unlikely to be comparable to non-GAAP financial measures provided by other companies.
Definitions of Non-GAAP Measures
Non-GAAP Adjusted EBITDA
“Adjusted EBITDA” is defined by NeoGenomics as net (loss) income from continuing operations before: (i) interest income, (ii) interest expense, (iii) income tax (benefit) or expense, (iv) depreciation and amortization expense, (v) stock-based compensation expense, and, if applicable in a reporting period, (vi) CEO transition costs, (vii) acquisition and integration related expenses, (viii) intellectual property (“IP”) litigation costs, and (ix) other significant or non-operating (income) or expenses, net.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a reconciliation of GAAP net loss to Non-GAAP EBITDA and Adjusted EBITDA for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Net loss (GAAP)	$(17,106)	$(25,923)
Adjustments to net loss:
Interest income	(1,273)	(3,721)
Interest expense	598	1,618
Income tax (benefit) expense	(472)	266
Depreciation	8,780	9,366
Amortization of intangibles	7,633	8,362
EBITDA (non-GAAP)	$(1,840)	$(10,032)
Further adjustments to EBITDA:
CEO transition costs(1)	—	2,193
Acquisition and integration related expenses(2)	806	1,172
Stock-based compensation expense	9,636	10,754
IP litigation costs(3)	—	2,983
Other significant expenses, net(4)	402	—
Adjusted EBITDA (non-GAAP)	$9,004	$7,070
(1) For the three months ended March 31, 2025, CEO transition costs include severance costs, executive retention costs, and executive search costs. There were no such costs for the three months ended March 31, 2026.
(2) For the three months ended March 31, 2026, acquisition and integration related expenses include severance costs. For the three months ended March 31, 2025, acquisition and integration related expenses include legal and consulting costs.
(3) For the three months ended March 31, 2025, IP litigation costs include legal fees. There were no such costs for the three months ended March 31, 2026.
(4) For the three months ended March 31, 2026, other significant (income) expenses, net, includes executive retention costs, severance costs, and fees related to non-recurring legal matters. There were no such costs for the three months ended March 31, 2025.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
To date, we have financed our operations primarily through cash generated from operations, public and private sales of debt and equity securities, and bank debt borrowings.
The following table presents a summary of our consolidated cash flows for operating, investing and financing activities for the three months ended March 31, 2026 and 2025 as well as balances of cash and cash equivalents and working capital:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Net cash (used in) provided by:
Operating activities	$(8,137)	$(25,327)
Investing activities	(5,000)	3,560
Financing activities	(338)	949
Net change in cash and cash equivalents	(13,475)	(20,818)
Cash and cash equivalents, beginning of period	159,618	367,012
Cash and cash equivalents, end of period	$146,143	$346,194
Working Capital (1), end of period	$289,094	$294,237
(1) Defined as current assets less current liabilities.
Cash Flows from Operating Activities
Cash used in operating activities during the three months ended March 31, 2026 was $8.1 million compared to cash used in operating activities of $25.3 million in the same period in 2025. This $17.2 million decrease was primarily driven by our operating results (net loss adjusted for depreciation, amortization of intangibles, and other non-cash charges), which resulted in a $6.2 million decrease in cash used by operating activities year-over-year and a $11.0 million decrease in cash used resulting from net changes in operating assets and liabilities. The decrease in cash used related to our operating activities was primarily driven by an improvement in gross profit of $7.6 million. In addition, timing of cash receipts and cash payments in the ordinary course of business caused operating cash flow to fluctuate from period to period.
Cash Flows from Investing Activities
During the three months ended March 31, 2026, cash used in investing activities was $5.0 million compared to cash provided by investing activities of $3.6 million in the same period in 2025. This change was primarily due to a $8.1 million decrease in proceeds from maturities of marketable securities.
Cash Flows from Financing Activities
During the three months ended March 31, 2026, cash used in financing activities was $0.3 million compared to cash provided by financing activities of $0.9 million in the same period in 2025. The primary reason for the decrease in cash provided by financing activities year-over-year was the timing of cash payments for stock option exercises which can fluctuate from period to period.
Liquidity Outlook
We had $146.1 million in unrestricted cash and cash equivalents as of March 31, 2026 available to support current operational liquidity needs. We anticipate that the cash on hand and cash collections are sufficient to fund our near-term capital, and operating needs for at least the next 12 months. Operating needs include, but are not limited to, the planned costs to operate our business, including amounts required to fund working capital, capital expenditures, continued research and development efforts, and potential strategic acquisitions and investments.
Capital Expenditures
We forecast capital expenditures in order to execute on our business plan and maintain growth; however, the actual amount and timing of such capital expenditures will ultimately be determined by the volume of business. We currently anticipate that our capital expenditures for the year ending December 31, 2026 will be in the range of $30.0 million to $35.0 million. During the three months ended March 31, 2026, we purchased, with cash, approximately $5.0 million of capital equipment, software and leasehold improvements. We have funded and plan to continue funding these capital expenditures with cash and financing.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. Please refer to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 and Note 2. Summary of Significant Accounting Policies, in the accompanying notes to the unaudited Consolidated Financial Statements for a complete description of our significant accounting policies.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NEOGENOMICS, INC.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time the Company is engaged in legal proceedings, including proceedings that arise in the ordinary course of business. For further information on legal proceedings, please refer to Note 11. Commitments and Contingencies, in the notes to the unaudited Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
You should carefully consider each of the risk factors described in Part I, Item 1A, “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 17, 2026, as well as the other information set forth in this Quarterly Report on Form 10-Q.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth information concerning our purchases of common stock for the periods indicated:

Period of Repurchase	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2026 - January 31, 2026	324	$12.66	—	—
February 1, 2026 - February 28, 2026	3,124	$11.66	—	—
March 1, 2026 - March 31, 2026	474	$9.83	—	—
Total	3,922		—	—
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Insider Trading Plans
During the quarter ended March 31, 2026, the following director adopted a Rule 10b5-1 trading arrangement as defined in Regulation S-K Item 408, as follows:
On March 10, 2026, Lynn Tetrault, our Chair of the Board, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 5,308 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is estimated to be from June 9, 2026 until February 28, 2027, or earlier if all transactions under the trading arrangement are completed.
No other officers or directors, as defined in Rule 16a-1(f), adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Regulation S-K Item 408, during the last fiscal quarter.

NEOGENOMICS, INC.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Location

10.1	Special Advisor Agreement between NeoGenomics, Inc. and Jeffrey Sherman, effective April 14, 2026	Provided herewith.

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith.

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith.

32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith.

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Provided herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Provided herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Provided herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Provided herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Provided herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Provided herewith.

104	Cover Page Interactive File (formatted as inline XBRL and contained within Exhibit 101)	Provided herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 28, 2026	NEOGENOMICS, INC.

	By:	/s/ Anthony Zook
	Name:	Anthony Zook
	Title:	Director and Chief Executive Officer

	By:	/s/ Abhishek Jain
	Name:	Abhishek Jain
	Title:	Chief Financial Officer