Form 10-Q
period 2026-06-30
NEOGENOMICS INC
filed 2026-07-28
CIK 1077183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of July 24, 2026, the registrant had 128,475,440 shares of common stock, par value $0.001 per share outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements generally can be identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intends,” “may,” “plan,” “potential,” “project,” “seek,” “will,” “would,” and similar words and expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements address various matters, including the Company’s strategy, planned future operations and related expectations with respect to timing and performance, future financial position, future revenues, growth potential and expected growth drivers, the timing, performance and anticipated benefits of collaboration, partnership and licensing activities, projected costs and capital expenditures, prospects and plans, and objectives of management. The Company may not actually achieve the plans, intentions or expectations disclosed in the forward-looking statements and you should not place undue reliance on the forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties that could cause the Company's actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. Applicable risks and uncertainties include, among others, the Company's ability to identify and implement appropriate financial and operational initiatives to execute on its strategic priorities, to enter new markets and increase market share in both current and new markets, to assemble and maintain an effective executive team, to continue gaining new customers, develop and commercialize new types of tests, integrate its acquisitions, manage the effects of seasonality, execute on its long-range strategic priorities, and otherwise implement its business plans, as well as the potential impact of evolving regulatory requirements related to laboratory developed tests, the impact of tariffs and trade policy uncertainty on the Company's supply chain and costs, and any potential reimbursement changes by the government and commercial payors, and the risks set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the Securities and Exchange Commission (the “SEC”) on February 17, 2026.
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NEOGENOMICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(unaudited) June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$145,539	$159,618
Accounts receivable, net	175,405	159,242
Inventories	27,137	28,566
Prepaid assets	23,590	21,443
Other current assets	9,807	7,417
Total current assets	381,478	376,286
Property and equipment (net of accumulated depreciation of $223,479 and $209,057, respectively)	80,938	84,834
Operating lease right-of-use assets	78,606	78,444
Financing lease right-of-use assets	6,653	54
Intangible assets, net	271,262	286,528
Goodwill	523,995	524,344
Other assets	9,311	9,340
Total non-current assets	970,765	983,544
Total assets	$1,352,243	$1,359,830
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$20,953	$23,090
Accrued compensation	56,265	47,580
Accrued expenses and other liabilities	23,045	11,975
Current portion of operating lease liabilities	3,722	4,776
Current portion of finance lease liabilities	1,704	28
Contract liabilities	194	851
Total current liabilities	105,883	88,300
Long-term liabilities
Operating lease liabilities	64,671	62,822
Finance lease liabilities	4,030	27
Convertible senior notes, net (Note 6)	374,241	341,858
Deferred income tax liabilities, net	16,824	18,219
Other long-term liabilities	862	12,042
Total long-term liabilities	460,628	434,968
Total liabilities	$566,511	$523,268
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.001 par value, (250,000,000 shares authorized; 130,301,168 and 128,989,152 shares issued, respectively; 127,917,946 and 128,989,152 shares outstanding, respectively)	$130	$129
Treasury stock, at cost, (2,383,222 and 0 shares, respectively) (Note 7)	(25,000)	—
Additional paid-in capital	1,259,272	1,270,235
Accumulated other comprehensive income	4	4
Accumulated deficit	(448,674)	(433,806)
Total stockholders' equity	$785,732	$836,562
Total liabilities and stockholders’ equity	$1,352,243	$1,359,830
See the accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NEOGENOMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
NET REVENUE	$201,656	$181,330	$388,328	$349,365

COST OF REVENUE	109,778	104,072	215,586	198,861

GROSS PROFIT	91,878	77,258	172,742	150,504
Operating expenses:
General and administrative	63,613	71,747	129,354	139,954
Research and development	10,761	9,023	20,295	19,204
Sales and marketing	27,275	24,075	51,105	46,758
Impairment charges (Note 5)	—	20,041	—	20,041
Total operating expenses	101,649	124,886	200,754	225,957
LOSS FROM OPERATIONS	(9,771)	(47,628)	(28,012)	(75,453)
Interest income	1,214	2,263	2,487	5,984
Interest expense	(781)	(933)	(1,379)	(2,551)
Other (expense) income, net	(17)	482	(29)	547
Gain on extinguishment of debt (Note 6)	11,181	—	11,181	—
Income (loss) before taxes	1,826	(45,816)	(15,752)	(71,473)
Income tax benefit	412	724	884	458
NET INCOME (LOSS)	$2,238	$(45,092)	$(14,868)	$(71,015)

NET INCOME (LOSS) PER SHARE
Basic	$0.02	$(0.35)	$(0.11)	$(0.56)
Diluted	$0.02	$(0.35)	$(0.11)	$(0.56)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	129,628	127,949	129,398	127,664
Diluted	130,831	127,949	129,398	127,664
See the accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NEOGENOMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
NET INCOME (LOSS)	$2,238	$(45,092)	$(14,868)	$(71,015)

OTHER COMPREHENSIVE INCOME:
Net unrealized gain on marketable securities, net of tax	—	85	—	235
Total other comprehensive income, net of tax	—	85	—	235
COMPREHENSIVE INCOME (LOSS)	$2,238	$(45,007)	$(14,868)	$(70,780)
See the accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NEOGENOMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2025	128,989,152	$129	—	$—	$1,270,235	$4	$(433,806)	$836,562
Issuance of common stock for ESPP	94,795	—	—	—	909	—	—	909
Issuance of restricted stock	485,573	—	—	—	—	—	—	—
Issuance of common stock for stock options	84,122	—	—	—	764	—	—	764
Employee taxes paid related to net share settlement of restricted stock	—	—	—	—	(2,002)	—	—	(2,002)
Stock issuance fees and expenses	—	—	—	—	(3)	—	—	(3)
Stock-based compensation expense	—	—	—	—	9,636	—	—	9,636
Net loss	—	—	—	—	—	—	(17,106)	(17,106)
Balance, March 31, 2026	129,653,642	$129	—	$—	$1,279,539	$4	$(450,912)	$828,760
Issuance of common stock for ESPP	131,544	—	—	—	893	—	—	893
Issuance of restricted stock	458,322	1	—	—	—	—	—	1
Issuance of common stock for stock options	57,660	—	—	—	509	—	—	509
Employee taxes paid related to net share settlement of restricted stock	—	—	—	—	(1,168)			(1,168)
Stock issuance fees and expenses	—	—	—	—	(47)	—	—	(47)
Stock-based compensation expense	—	—	—	—	8,216	—	—	8,216
Premiums paid for capped call transactions	—	—	—	—	(28,747)	—	—	(28,747)
Proceeds received from capped call terminations	—	—	—	—	77	—	—	77
Repurchases of common stock	(2,383,222)	—	2,383,222	(25,000)	—	—	—	(25,000)
Net income	—	—	—	—	—	—	2,238	2,238
Balance, June 30, 2026	127,917,946	$130	2,383,222	$(25,000)	$1,259,272	$4	$(448,674)	$785,732

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss (Income)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	128,145,333	$128	—	$—	$1,228,198	$(206)	$(325,781)	$902,339
Issuance of common stock for ESPP	132,961	—	—	—	1,424	—	—	1,424
Issuance of restricted stock	70,829	—	—	—	—	—	—	—
Issuance of common stock for stock options	7,204	—	—	—	58	—	—	58
Employee taxes paid related to net share settlement of restricted stock		—	—	—	(530)	—	—	(530)
Stock issuance fees and expenses	—	—	—	—	(3)	—	—	(3)
Stock-based compensation expense	—	—	—	—	10,754	—	—	10,754
Net unrealized gain on marketable securities, net of tax	—	—	—	—	—	150	—	150
Net loss	—	—	—	—	—	—	(25,923)	(25,923)
Balance, March 31, 2025	128,356,327	$128	—	$—	$1,239,901	$(56)	$(351,704)	$888,269
Issuance of common stock for ESPP	135,778	—	—	—	847	—	—	847
Issuance of restricted stock	187,729	—	—	—	—	—	—	—
Issuance of common stock for stock options	1,879	—	—	—	16	—	—	16
Employee taxes paid related to net share settlement of restricted stock	—	—	—	—	(2,297)	—	—	(2,297)
Stock issuance fees and expenses	—	—	—	—	(3)	—	—	(3)
Stock-based compensation expense	—	—	—	—	12,215	—	—	12,215
Net unrealized gain on marketable securities, net of tax	—	—	—	—	—	85	—	85
Net loss	—	—	—	—	—	—	(45,092)	(45,092)
Balance, June 30, 2025	128,681,713	$128	—	$—	$1,250,679	$29	$(396,796)	$854,040
See the accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NEOGENOMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,868)	$(71,015)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	17,356	18,506
Amortization of intangibles	15,267	16,486
Stock-based compensation	17,852	22,968
Non-cash operating lease expense	3,226	3,346
Non-cash finance lease amortization	322	7
Amortization of debt issue costs	20	69
Amortization of convertible debt discount	753	1,164
Gain on debt extinguishment	(11,181)	—
Impairment charges	—	20,041
Other adjustments	(15)	(340)
Changes in assets and liabilities, net
Accounts receivable, net	(16,163)	397
Inventories	1,429	(7,147)
Prepaid and other assets	(2,852)	(1,136)
Operating lease liabilities	(2,599)	(187)
Finance lease liabilities	70	—
Deferred income tax liabilities, net	(1,395)	(1,534)
Accrued compensation	8,685	(14,340)
Accounts payable and other liabilities	(4,085)	7,718
Net cash provided by (used in) operating activities	11,822	(4,997)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of marketable securities	—	11,060
Purchases of property and equipment	(13,219)	(10,823)
Business acquisition, net of cash acquired	—	(5,991)
Purchase of convertible note	(100)	—
Net cash used in investing activities	(13,319)	(5,754)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debt, net of discount	305,434	—
Repayment of convertible debt	(262,890)	(201,250)
Premiums paid for capped call confirmations	(28,747)	—
Proceeds received from capped call terminations	77	—
Repurchases of common stock	(25,000)	—
Repayment of financing leases	(1,313)	(7)
Proceeds from issuance of common stock under employee stock purchase plan	1,752	2,266
Proceeds from issuance of common stock upon exercise of stock options	1,273	74
Employee taxes paid related to net share settlement of restricted stock	(3,168)	(2,567)
Net cash used in financing activities	(12,582)	(201,484)
Net change in cash and cash equivalents, including cash classified within current assets held for sale	(14,079)	(212,235)
Less: net change in cash classified within current assets held for sale	—	(54)
Net change in cash and cash equivalents	(14,079)	(212,289)
Cash and cash equivalents, beginning of period	159,618	367,012
Cash and cash equivalents, end of period	$145,539	$154,723

Supplemental disclosure of cash flow information:
Interest paid	$732	$1,258
Income taxes paid	$711	$458
Supplemental disclosure of non-cash investing and financing information:
Purchases of property and equipment included in accounts payable	$1,929	$915
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
Self-Insurance
The Company is self-insured for its employee health care benefits. Liabilities for self-insured exposures are accrued for the amounts expected to be paid based on historical claims experience and actuarial data for forecasted settlements of claims filed and for incurred but not yet reported claims. As of June 30, 2026, the Company has recorded a self-insurance liability of $1.1 million. The Company’s estimate is subject to inherent variability which may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as a current liability in accrued compensation on the Consolidated Balance Sheets.
Sales and Marketing Expenses
Sales and marketing expenses are primarily attributable to employee-related costs, including sales management, sales representatives, sales and marketing consultants, and marketing and customer service personnel. Advertising costs are expensed at the time they are incurred and were immaterial for the three and six months ended June 30, 2026 and 2025.
Accounting Pronouncements Pending Adoption
In September 2025, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update replaces the existing “development phase” model with a principle based threshold approach, allowing capitalization of software

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
development costs once management has authorized funding and it is probable the project will be completed and used as intended, provided there is no significant development uncertainty. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this standard on its financial statement presentation and disclosures.
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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
Sale of Trapelo Health, LLC
On December 31, 2025, the Company completed the sale of substantially all of the operating assets of Trapelo Health, LLC (“Trapelo”), its wholly owned subsidiary, for upfront consideration of $2.5 million and contingent consideration of up to $5.0 million upon achievement of certain revenue milestones within a specified period. During the three and six months ended June 30, 2026, there were no changes to the Company's estimate of contingent consideration. An impairment charge of $8.2 million, consisting of a $3.5 million loss on goodwill and a $4.7 million loss on developed technology, was recognized for both the three and six months ended June 30, 2025, which were included under impairment charges in the Consolidated Statements of Operations. There were no such charges for the three and six months ended June 30, 2026.
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
The carrying value of cash, certain cash equivalents, accounts receivable, net, other current assets, accounts payable, accrued expenses and other liabilities, and contract liabilities are considered reasonable estimates of their respective fair values at June 30, 2026 and December 31, 2025 due to their short-term nature.
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
There were no marketable securities outstanding as of June 30, 2026 or December 31, 2025. The Company had $0.3 million and $0.5 million of accrued interest receivable at June 30, 2026 and December 31, 2025, respectively, included in other current assets on its Consolidated Balance Sheets related to marketable securities. There were no realized gains or losses on marketable securities for the three and six months ended June 30, 2026 and 2025.

The following tables set forth the Company’s cash equivalents that were measured at fair value on a recurring basis based on the fair value hierarchy as of June 30, 2026 and December 31, 2025.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	June 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$144,021	$—	$—	$144,021
Total	$144,021	$—	$—	$144,021

	December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$157,895	$—	$—	$157,895
Total	$157,895	$—	$—	$157,895

There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 for the three and six months ended June 30, 2026 and 2025.
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
Note 5. Goodwill and Intangible Assets
The following table summarizes the carrying amounts of goodwill at June 30, 2026 and December 31, 2025 (in thousands):

Goodwill Carrying Amount
Balance as of December 31, 2024	$522,766
Acquired goodwill(1)	5,078
Impairment charges(2)	(3,500)
Balance as of December 31, 2025	$524,344
Acquired goodwill adjustment(1)	(349)
Balance as of June 30, 2026	$523,995
(1) In connection with the acquisition of Pathline, the Company recognized $5.1 million of goodwill during the year ended December 31, 2025 and an adjustment of $0.3 million during the six months ended June 30, 2026, reflecting the allocation of the purchase price to the identifiable assets acquired and liabilities assumed. Please refer to Note 3. Acquisitions and Disposals for further information about the acquisition of Pathline.
(2) In connection with the classification of the Trapelo assets as held for sale, the Company recognized an impairment charge of $3.5 million to write down the carrying value of the disposal group to its estimated fair value less costs to sell. Please refer to Note 3. Acquisitions and Disposals for further information about the sale of Trapelo.
Intangible assets consisted of the following (in thousands):

		June 30, 2026
	Amortization Period (years)	Cost	Accumulated Amortization	Net
Customer Relationships	7 - 15	$144,301	$90,471	$53,830
Developed Technology	10 - 15	276,825	92,942	183,883
Trademarks	15	30,261	10,159	20,102
Trademark - Indefinite lived	—	13,447	—	13,447
Total		$464,834	$193,572	$271,262

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The Company records amortization expense within cost of revenue and general and administrative expense on the Consolidated Statement of Operations. The following table summarizes the amortization expense for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amortization of intangibles included in cost of revenue	$4,614	$4,811	$9,228	$9,721
Amortization of intangibles included in general and administrative expenses	3,020	3,313	6,039	6,765
Total amortization of intangibles	$7,634	$8,124	$15,267	$16,486
The estimated amortization expense related to amortizable intangible assets for each of the following periods as of June 30, 2026 is as follows (in thousands):

Remainder of 2026	$15,267
2027	29,983
2028	29,983
2029	29,983
2030	29,530
Thereafter	123,069
Total	$257,815

InVisionFirst®-Lung Impairment
During the three and six months ended June 30, 2025, the Company recorded impairment charges of $11.4 million and an inventory write-off of $0.4 million associated with InVisionFirst®-Lung, a legacy diagnostic test. Impairment charges consisted of a $10.5 million loss on developed technology and a $0.9 million loss on trademarks. The impairment charge and inventory write-off were included within impairment charges on the Consolidated Statements of Operations. There were no such costs for the three and six months ended June 30, 2026.
Note 6. Debt
The following table summarizes long-term debt, net, at June 30, 2026 and December 31, 2025 (in thousands):

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	June 30, 2026	December 31, 2025
0.25% Convertible Senior Notes due 2028
Principal	$69,000	$345,000
Unamortized debt discount	(465)	(3,071)
Unamortized debt issuance costs	(11)	(71)
Total 0.25% Convertible Senior Notes due 2028, net	$68,524	$341,858

0.75% Convertible Senior Notes due 2032
Principal	$316,250	$—
Unamortized debt discount	(9,455)	—
Unamortized debt issuance costs	(1,078)	—
Total 0.75% Convertible Senior Notes due 2032, net	$305,717	$—

Total long-term debt, net	$374,241	$341,858
2032 Convertible Senior Notes
On June 22, 2026, the Company completed the sale of $316.3 million aggregate principal amount of Convertible Senior Notes with a stated interest rate of 0.75% and a maturity date of July 1, 2032 (the “2032 Convertible Notes”), unless earlier converted, redeemed, or repurchased. The total net proceeds from the issuance of the 2032 Convertible Notes and exercise of the over-allotment option was approximately $305.7 million, which is net of discount of approximately $9.5 million and net offering expenses of approximately $1.1 million. Offering expenses paid in cash through June 30, 2026 totaled approximately $1.4 million, which exceeds the approximately $1.1 million of net offering expense because a portion of such payments were expected to be reimbursed to the Company subsequent to June 30, 2026. On June 22, 2026, the Company entered into an indenture (the “2026 Indenture”), with U.S. Bank Trust Company, National Association, as trustee (the “Trustee”), governing the 2032 Convertible Notes. The Company used a portion of the net proceeds from the offering to enter into capped call transactions (as described below under “2026 Capped Call Transactions”).
Prior to April 1, 2032, noteholders may convert their 2032 Convertible Notes at their option, only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2026 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130.0% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period during which the trading price per $1,000 principal amount of 2032 Convertible Notes for each trading day of the measurement period was less than 98.0% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (3) if the Company calls any or all of the 2032 Convertible Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after April 1, 2032 until the close of business on the second business day immediately preceding the maturity date, noteholders may convert their 2032 Convertible Notes at any time, regardless of the foregoing circumstances.
Based on the terms of the 2032 Convertible Notes, the holders cannot convert all or a portion of their 2032 Convertible Notes in the third quarter of 2026. When a conversion notice is received, the Company has the option to pay or deliver cash, shares of the Company’s common stock, or a combination thereof. As the Company is not required to settle the 2032 Convertible Notes in cash, the 2032 Convertible Notes are classified as long-term debt as of June 30, 2026.
Upon conversion, the Company will pay or deliver, as applicable, cash, shares of common stock or a combination of cash and shares of common stock, at its election. The initial conversion rate for the 2032 Convertible Notes is 70.6140 shares of common stock per $1,000 principal amount of 2032 Convertible Notes, which is equivalent to an initial conversion price of approximately $14.16 per share of common stock. The conversion rate is subject to adjustment as described in the 2026 Indenture. In addition, if certain corporate transactions that constitute a Make-Whole Fundamental Change (as defined in the 2026 Indenture) occur prior to the maturity date, or if the Company delivers a notice of Optional Redemption or Cleanup Redemption, the Company will, in certain circumstances, temporarily increase the applicable conversion rate for holders that elect to convert their notes in connection with such transaction or notice of redemption. The value of the 2032 Convertible Notes, if converted, exceeds the principal amount by $9.6 million based on a closing stock price of $14.59 on June 30, 2026.
The Company may not redeem the 2032 Convertible Notes prior to July 6, 2029, except in the event of a Cleanup Redemption (as described below). The Company may redeem for cash all or any portion of the 2032 Convertible Notes, at its option, subject to certain limitations, on or after July 6, 2029 and on or prior to the 51st scheduled trading day immediately preceding the maturity date, if the

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
last reported sale price of the Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of Optional Redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides the related notice of optional redemption (such redemption, an “Optional Redemption”), at a redemption price equal to 100% of the principal amount of the 2032 Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the Optional Redemption date. In addition, the Company may redeem for cash all, but not less than all, of the 2032 Convertible Notes at any time at a redemption price equal to 100% of the principal amount of the 2032 Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the Cleanup Redemption date if the amount of the 2032 Convertible Notes that remains outstanding is less than 15% of the aggregate principal amount of the 2032 Convertible Notes initially issued and certain other conditions are met (such redemption, a “Cleanup Redemption”). No sinking fund is provided for the 2032 Convertible Notes.
If an event involving bankruptcy, insolvency or reorganization events with respect to the Company occurs, then the principal amount of, and all accrued and unpaid interest on, all of the 2032 Convertible Notes then outstanding will immediately become due and payable. If any other default event occurs and is continuing, then noteholders of at least 25.0% of the aggregate principal amount of the 2032 Convertible Notes then outstanding, by notice to the Company, may declare the principal amount of, and all accrued and unpaid interest on, all of the 2032 Convertible Notes then outstanding to become due and payable immediately. If the Company undergoes a Fundamental Change (as defined in the 2026 Indenture), then noteholders may require the Company to repurchase their 2032 Convertible Notes at a cash repurchase price equal to the principal amount of the 2032 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the Fundamental Change Repurchase Date (as defined in the 2026 Indenture).
The 2032 Convertible Notes are the Company’s senior, unsecured obligations and will be equal in right of payment with its existing and future senior, unsecured indebtedness, senior in right of payment to its existing and future indebtedness that is expressly subordinated to the 2032 Convertible Notes and effectively junior to its existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness. The 2032 Convertible Notes will be structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, of its subsidiaries.
The interest expense recognized on the 2032 Convertible Notes includes $0.1 million, $38,000 and $4,000 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three and six months ended June 30, 2026. There were no such amounts for the three and six months ended June 30, 2025. The effective interest rate on the 2032 Convertible Notes is 1.33%, which includes the interest on the 2032 Convertible Notes and amortization of the debt discount and debt issuance costs. The 2032 Convertible Notes bear interest at a rate of 0.75% per annum, payable semi-annually in arrears on January 1 and July 1 of each year, beginning on January 1, 2027.
At June 30, 2026, the estimated fair value (Level 2) and net carrying amount of the 0.75% 2032 Convertible Notes was $395.3 million and $305.7 million, respectively. There were no such amounts at December 31, 2025.
2026 Capped Call Transactions
In connection with the 2032 Convertible Notes offering, on June 16, 2026 and June 17, 2026, the Company entered into separate, privately negotiated capped call transactions (collectively, the “2026 Capped Call Transactions”) with option counterparties pursuant to capped call confirmations at a cost of approximately $28.7 million. As the 2026 Capped Call Transactions meet certain accounting criteria, the 2026 Capped Call Transactions were classified as equity, are not accounted for as derivatives and were recorded as a reduction of the Company’s additional paid-in capital in the accompanying Consolidated Financial Statements. The 2026 Capped Call Transactions are not part of the terms of the 2032 Convertible Notes and will not affect any holders’ rights under the 2032 Convertible Notes. The 2026 Capped Call Transactions cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock that initially underlie the 2032 Convertible Notes. The number of shares underlying the 2026 Capped Call Transactions is 22.3 million.
The cap price of the 2026 Capped Call Transactions is initially $20.98 per share of the Company’s common stock, which represents a premium of 100.0% over the closing stock price on June 16, 2026, which was $10.49 per share, and is subject to certain adjustments under the terms of the 2026 Capped Call Transactions.
By entering into the 2026 Capped Call Transactions, the Company expects to reduce the potential dilution to its common stock (or, in the event a conversion of the 2032 Convertible Notes is settled in cash, to reduce its cash payment obligation) in the event that, at the time of conversion of the 2032 Convertible Notes, its common stock price exceeds the conversion price of the 2032 Convertible Notes.
2021 Capped Call Transactions
In connection with the repurchase of a portion of its 2028 Convertible Notes (as defined below) on June 22, 2026, the Company entered into partial termination agreements with the option counterparties to unwind a portion of the capped call transactions entered into in January 2021 (collectively, the “2021 Capped Call Transactions”) in connection with the issuance of the 2028 Convertible Notes.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Under the terms of these agreements, the number of options underlying the 2021 Capped Call Transactions was reduced by an amount corresponding to the principal amount of 2028 Convertible Notes repurchased, resulting in the termination of capped call options covering $276.0 million aggregate principal amount of the 2028 Convertible Notes. Following the partial unwind, the remaining 2021 Capped Call Transactions continue to cover the capped call options associated with the remaining outstanding 2028 Convertible Notes.
In connection with the partial unwind of the 2021 Capped call Transactions, the Company received aggregate cash proceeds of approximately $0.1 million from the option counterparties, which was recorded as an increase to additional paid-in capital in the Condensed Consolidated Balance Sheets. The partial unwind of the 2021 Capped Call Transactions was treated as an equity transaction and did not result in the recognition of any gain or loss in the Consolidated Statements of Operations.
2028 Convertible Senior Notes
On January 11, 2021, the Company completed the sale of $345.0 million aggregate principal amount of Convertible Senior Notes with a stated interest rate of 0.25% and a maturity date of January 15, 2028 (the “2028 Convertible Notes”), unless earlier converted, redeemed, or repurchased. On June 22, 2026, the Company used proceeds from the 2032 Convertible Notes offering to repurchase a portion of its 2028 Convertible Notes with a net carrying amount of $274.1 million for total cash consideration of $262.9 million. As a result of the transaction, the Company recognized a gain on extinguishment of debt of $11.2 million, net of the write-off of related unamortized debt discount of $1.9 million, accrued interest of $0.3 million, and debt issuance costs of $44,000. The gain was recognized in gain on extinguishment of debt in the Consolidated Statements of Operations.
The last reported sales price of the Company’s common stock was not greater than or equal to 130.0% of the conversion price of the 2028 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended March 31, 2026. Based on the terms of the 2028 Convertible Notes, the holders could not have converted all or a portion of their 2028 Convertible Notes in the second quarter of 2026. The last reported sales price of the Company’s common stock was not greater than or equal to 130.0% of the conversion price of the 2028 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended June 30, 2026. Based on the terms of the 2028 Convertible Notes, the holders cannot convert all or a portion of their 2028 Convertible Notes in the third quarter of 2026. The value of the 2028 Convertible Notes, if-converted, does not exceed the principal amount based on a closing stock price of $14.59 on June 30, 2026.
The interest expense recognized on the 2028 Convertible Notes includes $0.2 million, $0.4 million and $8,000 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended June 30, 2026. The interest expense recognized on the 2028 Convertible Notes includes $0.4 million, $0.7 million and $16,600 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the six months ended June 30, 2026. The interest expense recognized on the 2028 Convertible Notes includes $0.2 million, $0.4 million and $8,600 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended June 30, 2025. The interest expense recognized on the 2028 Convertible Notes includes $0.4 million, $0.7 million and $17,000 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the six months ended June 30, 2025. The effective interest rate on the 2028 Convertible Notes is 0.70%, which includes the interest on the 2028 Convertible Notes and amortization of the debt discount and debt issuance costs. The 2028 Convertible Notes bear interest at a rate of 0.25% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2021.
At June 30, 2026, the estimated fair value (Level 2) and net carrying amount of the 0.25% Convertible Senior Notes due 2028 was $64.6 million and $68.5 million, respectively. At December 31, 2025, the estimated fair value (Level 2) and net carrying amount of the 0.25% Convertible Senior Notes due 2028 was $307.1 million and $341.9 million, respectively.
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
The interest expense recognized on the 2025 Convertible Notes includes $0.2 million, $0.1 million and $13,000 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended June 30, 2025. The interest expense recognized on the 2025 Convertible Notes includes $0.8 million, $0.4 million and $52,000 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the six months ended June 30, 2025. There were no such amounts for the three and six months ended June 30, 2026. The effective interest rate on the 2025 Convertible Notes was 1.96%, which included the interest on the 2025 Convertible Notes and amortization of the debt discount and debt issuance costs. The 2025 Convertible Notes bore interest at a rate of 1.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, which began on November 1, 2020.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 7. Equity Transactions
Share Repurchases
In June 16, 2026, in connection with the 2032 Convertible Notes offering, the Company entered into privately negotiated transactions to repurchase shares of its common stock. The repurchases were completed on June 22, 2026, and totaled 2,383,222 shares at $10.49 per share, for an aggregate purchase price of $25.0 million. The repurchases were funded using proceeds from the issuance of the 2032 Convertible Notes. The purchase price per share equaled the last reported sale price of the Company's common stock on the Nasdaq Capital Market on June 16, 2026. The repurchases were not made pursuant to a publicly announced share repurchase plan or program. The repurchase price did not exceed the market price of the Company's common stock, therefore, no portion of the consideration was attributed to the issuance of the 2032 Convertible Notes or to any other element of the transactions. The Company recorded the repurchases as treasury stock at cost and are reflected as a reduction to stockholders' equity in the accompanying Consolidated Financial Statements.
Note 8. Stock-Based Compensation
The Company recorded stock-based compensation on the Consolidated Statement of Operations for the three and six months ended June 30, 2026 and 2025 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$400	$302	$737	$718
General and administrative	6,912	10,408	15,304	19,190
Research and development	319	675	896	1,272
Sales and marketing	585	830	915	1,788
Total stock-based compensation	$8,216	$12,215	$17,852	$22,968
Stock Options
A summary of the stock option activity under the Company’s plans for the six months ended June 30, 2026 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2025	7,162,201	$13.58
Granted	3,113,058	$10.80
Exercised	(141,782)	$8.98
Forfeited	(993,759)	$14.03
Outstanding at June 30, 2026	9,139,718	$12.65
Vested and expected to vest at June 30, 2026	9,139,718	$12.65
Exercisable at June 30, 2026	4,053,131	$14.40
The fair value of each stock option award granted during the six months ended June 30, 2026 was estimated as of the grant date using a Black-Scholes model with the following assumptions:

Six Months Ended June 30, 2026
Expected term (in years)	5.2 - 6.5
Risk-free interest rate (%)	3.5% - 4.3%
Expected volatility (%)	62.4% - 68.2%
Dividend yield (%)	—
Weighted average grant date fair value per share	$6.20
As of June 30, 2026, there was approximately $19.0 million of unrecognized stock-based compensation expense related to stock options that will be recognized over a weighted-average period of approximately 1.6 years.
Restricted Stock
A summary of the restricted stock activity under the Company’s plans for the six months ended June 30, 2026 is as follows:

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2025	2,829,597	$11.89
Granted	1,997,714	$10.20
Vested	(1,346,114)	$12.17
Forfeited	(356,302)	$12.03
Nonvested at June 30, 2026	3,124,895	$10.67
As of June 30, 2026, there was approximately $19.8 million of unrecognized stock-based compensation expense related to restricted stock that will be recognized over a weighted-average period of approximately 1.5 years.
Performance-Based Restricted Stock Units
For PSUs subject to a performance condition, compensation cost is recognized straight-line over the requisite service period if the achievement of the performance condition is probable. As of June 30, 2026, the Company has determined it is probable that the performance condition will be met. For PSUs subject to a market condition, compensation cost is recognized straight-line over the requisite service period, regardless of when, if ever, the market condition is satisfied.
A summary of the PSU activity under the Company’s plans for the six months ended June 30, 2026 is as follows:

	Number of Stock Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2025	552,208	$19.38
Granted	—	$—
Vested	—	$—
Forfeited	(241,492)	$21.82
Nonvested at June 30, 2026	310,716	$17.48
As of June 30, 2026, there was approximately $1.3 million of unrecognized stock-based compensation expense related to nonvested PSUs that will be recognized over a weighted-average period of approximately 0.7 years.
Modification of Stock Option and Restricted Stock
During the six months ended June 30, 2026, upon the departure of a director and with approval from the Culture and Compensation Committee of the Company’s Board of Directors, 16,107 shares of previously granted time-based vesting stock options and 23,077 shares of previously granted time-based vesting restricted stock were subject to accelerated vesting. The Company accounted for the effects of the accelerated vesting of these stock awards as modifications and recognized $0.4 million of stock-based compensation which consisted of $0.1 million and $0.3 million for the acceleration of stock options and restricted stock, respectively, within general and administrative expenses on the Consolidated Statements of Operations for the six months ended June 30, 2026. There were no such amounts for the three months ended June 30, 2026.
During the three and six months ended June 30, 2025, upon the promotion and departure of certain executives and in accordance with the terms of their employment agreements, 275,428 shares of previously granted time-based vesting stock options and 483,803 shares of previously granted time-based vesting restricted stock were subject to accelerated vesting. The Company accounted for the effects of the accelerated vesting of these stock awards as modifications and recognized $2.6 million of stock-based compensation which consisted of $0.5 million and $2.1 million for the acceleration of stock options and restricted stock, respectively, within general and administrative expenses on the Consolidated Statements of Operations for the three and six months ended June 30, 2025.
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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
The following table summarizes the values of contract assets, capitalized commissions and contract liabilities (in thousands):

	June 30, 2026	December 31, 2025
Current contract assets (1)	$166	$—
Total contract assets	$166	$—

Current capitalized commissions (1)	$234	$138
Long-term capitalized commissions (2)	265	36
Total capitalized commissions	$499	$174

Current contract liabilities	$194	$851
Long-term contract liabilities (3)	334	386
Total contract liabilities	$528	$1,237

(1) Recorded within other current assets on the Consolidated Balance Sheets.
(2) Recorded within other assets on the Consolidated Balance Sheets.
(3) Recorded within other long-term liabilities on the Consolidated Balance Sheets.
Revenue recognized related to contract liability balances outstanding at the beginning of the period was $0.3 million and $0.8 million for the three and six months ended June 30, 2026, respectively. Revenue recognized related to contract liability balances outstanding at the beginning of the period was $0.04 million and $0.1 million for the three and six months ended June 30, 2025, respectively. Amortization of capitalized commissions was $0.1 million and $0.2 million for the three and six months ended June 30, 2026, respectively. Amortization of capitalized commissions was $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively.
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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table details the disaggregation of net revenue for the three and six months ended June 30, 2026 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Client direct billing	$137,956	$131,157	$269,545	$253,195
Commercial insurance	36,273	28,766	67,211	53,623
Medicare and other government	27,427	21,387	51,572	42,488
Self-pay	—	20	—	59
Total net revenue	$201,656	$181,330	$388,328	$349,365
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
As of June 30, 2026, management determined that a valuation allowance for the Company’s U.S. operations is necessary because sufficient objectively verifiable positive evidence does not exist to overcome existing negative evidence. Accordingly, the Company’s estimated annual effective tax rate applied to the Company’s pre-tax loss for the three and six months ended June 30, 2026, includes an unfavorable impact of a partial valuation allowance against the majority of the Company’s forecasted U.S. net operating loss and tax credit carryforwards.
As of June 30, 2026, the Company’s U.K. operations are in a three-year cumulative loss position. However, the reversal of U.K. deferred tax liabilities will provide a source of realization to support a portion of the U.K. deferred tax assets, and therefore a valuation allowance has not been established for those deferred tax assets. Accordingly, the Company’s estimated annual effective tax rate applied to the Company’s pre-tax loss for the three and six months ended June 30, 2026, includes the favorable impact of recognizing a component of the U.K. benefit.
For the three and six months ended June 30, 2026, the Company recorded an income tax benefit primarily attributable to reversal of U.K. deferred tax liabilities related to intangible assets, partially offset with current state income tax provision.
Note 11. Net Income (Loss) Per Share
The Company presents both basic earnings per share (“EPS”) and diluted EPS. Basic EPS excludes potential dilution and is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised, stock awards vested and if the 2032 Convertible Notes and 2028 Convertible Notes (collectively, “the Convertible Notes”) were converted. The potential dilution from stock awards is accounted for using the treasury stock method based on the average market value of the Company’s common stock. The potential dilution from conversion of the Convertible Notes is accounted for using the if-converted method, which requires that all of the shares of the Company’s common stock issuable upon conversion of the Convertible Notes will be included in the calculation of diluted EPS assuming conversion of the Convertible Notes at the beginning of the reporting period (or at time of issuance, if later).
The following table shows the calculations (in thousands, except net income (loss) per share amounts):

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
NET INCOME (LOSS)	$2,238	$(45,092)	$(14,868)	$(71,015)

Basic weighted average shares outstanding	129,628	127,949	129,398	127,664
Dilutive effect of stock options	98	—	—	—
Dilutive effect of restricted stock awards	1,105	—	—	—
Diluted weighted average shares outstanding	130,831	127,949	129,398	127,664

Basic net income (loss) per share	$0.02	$(0.35)	$(0.11)	$(0.56)
Diluted net income (loss) per share	$0.02	$(0.35)	$(0.11)	$(0.56)

The following potential dilutive shares were excluded from the calculation of diluted net income (loss) per share because their effect would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	—	1	117	97
Restricted stock awards	—	567	1,280	909
2028 Convertible Notes	4,845	5,215	5,030	5,215
2032 Convertible Notes	1,985	—	993	—
In addition, 310,716 shares of PSU awards are excluded from the computation of diluted EPS for the three and six months ended June 30, 2026 as the contingency had not been satisfied.
In connection with the issuances of the 2032 Convertible Notes and 2028 Convertible Notes, the Company entered into separate, privately negotiated capped call transactions with option counterparties on June 16 and 17, 2026 and January 11, 2021, respectively, at costs of approximately $28.7 million and $29.3 million, respectively. In connection with the repurchase of $276.0 million aggregate principal amount of the 2028 Convertible Notes in June 2026, the Company terminated a proportionate portion of the 2021 Capped Call Transactions; the remaining 2021 Capped Call Transactions relate to the $69.0 million aggregate principal amount of 2028 Convertible Notes that remains outstanding. The capped call transactions are purchased call options on the Company's common stock and are therefore excluded from the calculation of diluted net income (loss) per share for the three and six months ended June 30, 2026 and 2025, as their effect would be anti-dilutive.
On June 22, 2026, the Company repurchased 2,383,222 shares of its common stock. The repurchased shares were excluded from the weighted-average common shares outstanding used in the calculation of basic and diluted earnings per share beginning on June 22, 2026. As a result, the repurchase reduced the weighted-average shares outstanding and had an accretive effect on earnings per share.
Note 12. Commitments and Contingencies
Regulatory Matter
With the assistance of outside counsel, the Company voluntarily conducted an internal investigation that focused on the compliance of certain consulting and service agreements with federal healthcare laws and regulations, including those relating to fraud, waste and abuse. Based on this internal investigation, the Company voluntarily notified the Office of Inspector General of the U.S. Department of Health and Human Services (“OIG”) of the Company’s internal investigation in November 2021, and thereafter cooperated with the government's investigation of this matter.
As previously disclosed, on July 20, 2026, the Company entered into a civil settlement agreement (the “Settlement Agreement”) with the U.S. Department of Justice (“DOJ”), on behalf of the OIG, resolving the government's investigation concerning consulting services provided by the Company to certain health care providers for laboratory testing services as part of its Laboratory Clinical Initiative program. Under the terms of the Settlement Agreement, the Company agreed to pay the United States $10.0 million, consisting of a settlement amount of approximately $9.8 million plus accrued interest of $0.2 million, payable within 15 days of July 20, 2026. The Settlement Agreement resolves the DOJ's investigation of this matter, does not require the Company to enter into a corporate integrity agreement or undertake other ongoing compliance obligations, and is neither an admission of liability by the Company nor a concession by the United States that its claims are not well founded.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Settlement Agreement was executed subsequent to June 30, 2026 and prior to the issuance of the accompanying consolidated financial statements, and provided additional evidence about conditions that existed as of the balance sheet date. Accordingly, the Company adjusted its previously established reserve for this matter to the final settlement amount as of June 30, 2026, and recognized a benefit of approximately $1.2 million in general and administrative expenses in the Consolidated Statements of Operations for the three and six months ended June 30, 2026, representing the difference between the $11.2 million previously reserved and the final settlement amount. As of June 30, 2026, the resulting liability of $10.0 million is recorded within accrued expenses and other current liabilities on the Consolidated Balance Sheets, reflecting expected payment in the third quarter of 2026. As of December 31, 2025, the reserve of $11.2 million was recorded in other long-term liabilities on the Consolidated Balance Sheets.
Legal Proceedings
On December 16, 2022, a purported shareholder class action captioned Daniel Goldenberg v. NeoGenomics, Inc., Douglas VanOort, Mark Mallon, Kathryn McKenzie, and William Bonello was filed in the United States District Court for the Southern District of New York, naming the Company and certain of the Company’s current and former officers as defendants (“the Goldenberg Matter”). This lawsuit was filed by a stockholder who claims to be suing on behalf of anyone who purchased or otherwise acquired the Company’s securities between February 27, 2020 and April 26, 2022. The lawsuit alleges that material misrepresentations and/or omissions of material fact were made in the Company’s public disclosures in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The alleged improper disclosures relate to statements regarding the Company’s menu of tests, business operations and compliance with health care laws and regulations. The Company filed a motion to dismiss the Goldenberg Matter on February 5, 2024 and the plaintiff filed its opposition to the motion on March 21, 2024. On March 13, 2026, the Court entered a Memorandum and Order dismissing the Goldenberg Matter with prejudice. On April 10, 2026, the plaintiff appealed the judgment and order to the United States Court of Appeals for the Second Circuit. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees and expert fees. On April 27, 2023, a shareholder of the Company filed a shareholder derivative action on behalf of the Company captioned Puskarich v. VanOort, et al. in Clark County Nevada, naming certain of the Company’s current and former officers and directors as defendants. The allegations are substantially similar to the allegations asserted in the Goldenberg Matter. Substantially similar shareholder derivative actions were subsequently filed in Lee County, Florida and in the United States District Court for the Southern District of New York, captioned Wong v. VanOort, et al. and Mellema v. VanOort, et al., respectively. Proceedings in the shareholder derivative actions are currently stayed pending resolution of the appeal in the Goldenberg matter. The Company believes that it has valid defenses to the claims alleged in the lawsuits, but there is no guarantee that the Company will prevail. As of the filing of this report with the SEC, the outcome of these matters is not estimable or probable.
Note 13. Segment Information
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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table summarizes segment information for the three and six months ended June 30, 2026, and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenue	$201,656	$181,330	$388,328	$349,365
Less:
Amortization	7,634	8,124	15,267	16,486
Depreciation	8,577	9,141	17,357	18,507
Stock-based compensation	8,216	12,215	17,852	22,969
Other cost of revenue(1)	101,831	95,525	199,715	181,342
Other general and administrative(1)	48,569	52,836	97,614	103,585
Other research and development(1)	9,934	7,859	18,393	16,961
Other sales and marketing(1)	26,666	23,217	50,142	44,927
Impairment charges	—	20,041	—	20,041
Loss from operations	(9,771)	(47,628)	(28,012)	(75,453)
Interest income	1,214	2,263	2,487	5,984
Interest expense	(781)	(933)	(1,379)	(2,551)
Other (expense) income	(17)	482	(29)	547
Gain on extinguishment of debt (Note 6)	11,181	—	11,181	—
Income (loss) before taxes	1,826	(45,816)	(15,752)	(71,473)
Income tax benefit	412	724	884	458
Net income (loss)	$2,238	$(45,092)	$(14,868)	$(71,015)
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
Overview
NeoGenomics provides a wide range of oncology diagnostic testing and consultative services, which include technical laboratory services and professional interpretation of laboratory test results by licensed physicians or molecular experts who specialize in pathology and oncology. We operate a network of cancer-focused testing laboratories in the United States and the United Kingdom. Our vision is a world where every cancer treatment decision is as personal as the patient. That vision comes to life through our mission: We take cancer personally. We partner with physicians to deliver actionable insights that guide treatment decisions and improve outcomes—through a comprehensive oncology portfolio, integrated solutions, and an unwavering commitment to excellence.
As of June 30, 2026, we operated College of American Pathologists (“CAP”) accredited and Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) certified laboratories in Fort Myers, Florida; Aliso Viejo and Carlsbad, California; Research Triangle Park, North Carolina; Ramsey, New Jersey; and Houston, Texas; and a CAP accredited full-service, sample-processing laboratory in Cambridge, United Kingdom. We also have several, small, non-processing laboratory locations across the United States for providing analysis services. We currently offer the following types of testing services:
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
•Molecular Residual Disease (“MRD”) testing – advanced molecular and flow-based testing designed to detect very low levels of residual malignant cells that remain after treatment and are below the threshold of conventional diagnostic methods. MRD testing is used to assess treatment response, evaluate disease recurrence risk, and support clinical decision-making in solid tumors and hematologic malignancies. NeoGenomics’ MRD capabilities include highly sensitive assays leveraging next-generation sequencing (“NGS”) and flow cytometry technologies.
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
Next Generation Precision Diagnostic Testing Solutions
•Drive adoption of our therapy selection and MRD portfolio, including RaDaR ST, our circulating tumor DNA assay for the detection of MRD, and our PanTracer portfolio for solid tumor therapy selection, including PanTracer LBx and PanTracer Pro;
•Execute on focused investment programs supporting innovation, product development and commercialization of precision oncology testing solutions; and
•Advance our research and development pipeline, including whole genome sequencing applications and our next-generation MRD assay.
Our Community Channel Strength
•Continue purposeful expansion into the community oncology market, leveraging the strategic position that we've established with community hospitals;
•Expand adoption of our broader testing portfolio through increased commercial reach and frequency, including targeted investments in sales and commercial resources; and
•Deliberately leverage partnerships to expand our market presence and accelerate our topline growth.
Optimize and Win the Customer Experience
•Drive operational efficiency and scalability through strategic sourcing, digital pathology, laboratory automation, process improvements and platform upgrades; and

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•Continually improve the customer experience as a key competitive differentiator while supporting future growth in testing volumes.
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
Results of Operations for the Three and Six Months Ended June 30, 2026 as Compared to the Three and Six Months Ended June 30, 2025
Revenue
The consolidated revenue for the three and six months ended June 30, 2026 and 2025, is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenue	$201,656	$181,330	$20,326	11.2%	$388,328	$349,365	$38,963	11.2%
Revenue for the three and six months ended June 30, 2026 increased $20.3 million or 11.2%, and increased $39.0 million or 11.2%, respectively, as compared to 2025. Changes in revenue primarily reflect an increase in test volume, and an increase in average unit

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

price due to strategic reimbursement initiatives partially offset by lower non-clinical revenue due to macro clinical trial trends in the pharmaceutical industry.
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
The consolidated cost of revenue and gross profit metrics for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Cost of revenue(1):
Cost of revenue	$109,778	$104,072	$5,706	5.5%	$215,586	$198,861	$16,725	8.4%
Cost of revenue as a % of revenue	54.4%	57.4%			55.5%	56.9%

Gross profit:
Total gross profit	$91,878	$77,258	$14,620	18.9%	$172,742	$150,504	$22,238	14.8%
Gross profit margin	45.6%	42.6%			44.5%	43.1%
(1) Cost of revenue for the three months ended June 30, 2026 includes $4.6 million of amortization of acquired intangible assets and $0.4 million of stock-based compensation. Cost of revenue for the three months ended June 30, 2025 includes $4.8 million of amortization of acquired intangible assets and $0.3 million of stock-based compensation. Cost of revenue for the six months ended June 30, 2026 includes $9.2 million of amortization of acquired intangible assets and $0.7 million of stock-based compensation. Cost of revenue for the six months ended June 30, 2025 includes $9.7 million of amortization of acquired intangible assets and $0.7 million of stock-based compensation.
Consolidated cost of revenue increased 5.5% for the three months ended June 30, 2026 as compared to 2025. This increase was primarily due to $3.3 million in higher compensation and benefit costs, a $1.9 million increase in supplies expense, a $0.5 million increase in consulting fees, and a $0.5 million increase in postage and shipping costs partially offset by a $0.5 million decrease in depreciation expense.
Consolidated cost of revenue increased 8.4% for the six months ended June 30, 2026 as compared to 2025. This increase was primarily due to $8.3 million in higher compensation and benefit costs, a $7.2 million increase in supplies expense, a $1.1 million increase in consulting fees, and a $1.1 million increase in postage and shipping costs partially offset by a $1.2 million decrease in depreciation expense.
Gross profit margin for the three and six months ended June 30, 2026 was 45.6% and 44.5%, respectively, compared to 42.6% and 43.1% in the same period of 2025. For the three and six months ended June 30, 2026, the increase of 3.0% and increase of 1.4%, respectively, was primarily related to the increase in revenue offset by higher compensation and benefit costs and an increase in supplies expense.
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
Consolidated general and administrative expenses for the periods presented are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
General and administrative	$63,613	$71,747	$(8,134)	(11.3)%	$129,354	$139,954	$(10,600)	(7.6)%
As a % of revenue	31.5%	39.6%			33.3%	40.1%
General and administrative expenses decreased $8.1 million for the three months ended June 30, 2026, when compared to the same period in 2025. This decrease was partially due to a $4.1 million decrease in legal and other professional fees, a $2.3 million decrease in compensation and benefit costs, a $1.2 million benefit for reversal of an accrual related to the regulatory matter settlement, a $0.5 million decrease in transaction costs, and a decrease in facilities costs of $0.2 million. These decreases were partially offset by an increase of $0.2 million in recruiting expenses.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General and administrative expenses decreased $10.6 million for the six months ended June 30, 2026, when compared to the same period in 2025. This decrease was partially due to a $7.3 million decrease in legal and other professional fees, a $3.0 million decrease in compensation and benefit costs, and a $1.7 million decrease in transaction costs, and a $1.2 million benefit for reversal of an accrual related to the regulatory matter settlement. These decreases were partially offset by an increase of $1.5 million in software and technology expenses, an increase of $0.5 million in recruiting expenses, and an increase of $0.4 million in facilities-related expenses.
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
Consolidated research and development expenses for the periods presented are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Research and development	$10,761	$9,023	$1,738	19.3%	$20,295	$19,204	$1,091	5.7%
As a % of revenue	5.3%	5.0%			5.2%	5.5%
Research and development expenses increased $1.7 million for the three months ended June 30, 2026 when compared to the same period in 2025. This increase was primarily due to a $1.3 million increase in supplies expense, a $0.9 million increase in compensation and benefit costs, and a $0.4 million increase in legal and other professional fees. These increases were partially offset by a $0.9 million increase in U.K. research and development credits.
Research and development expenses increased $1.1 million for the six months ended June 30, 2026 when compared to the same period in 2025. This increase was primarily due to a $1.1 million increase in compensation and benefit costs, a $1.0 million increase in supplies expense, and a $0.2 million increase in legal and other professional fees. These increases were partially offset by a $0.9 million increase in U.K. research and development credits, a $0.2 million decrease in study fees, and a $0.2 million decrease in equipment maintenance fees.
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
Consolidated sales and marketing expenses for the periods presented are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Sales and marketing	$27,275	$24,075	$3,200	13.3%	$51,105	$46,758	$4,347	9.3%
As a % of revenue	13.5%	13.3%			13.2%	13.4%
Sales and marketing expenses increased $3.2 million for the three months ended June 30, 2026 when compared to the same period in 2025. This increase was primarily due to a $2.0 million increase in compensation and benefit costs due to the expansion of our sales force, an increase in legal and other professional fees of $0.9 million, and an increase in travel costs of $0.4 million.
Sales and marketing expenses increased $4.3 million for the six months ended June 30, 2026 when compared to the same period in 2025. This increase was primarily due to a $2.5 million increase in compensation and benefit costs due to the expansion of our sales force, an increase in legal and other professional fees of $1.2 million, and an increase in travel costs of $0.3 million.
We expect higher commissions expense in the coming quarters as we expand our sales representative force and our sales representatives generate new business. We expect our sales and marketing expenses over the long term to align with changes in revenue and we continue to evaluate the effectiveness of our incentive compensation plans.
Impairment Charges
Consolidated impairment charges for the periods presented are as follows:

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Impairment charges	$—	$20,041	$(20,041)	NM(2)	$—	$20,041	$(20,041)	NM(2)
As a % of revenue	—%	11.1%			—%	5.7%
(2) NM - Not meaningful
Impairment charges decreased $20.0 million for each of the three and six months ended June 30, 2026, when compared to the same period in 2025. Impairment charges for the three and six months ended June 30, 2025, consisted of an $11.4 million impairment on InVisionFirst®-Lung intangible assets, an $8.2 million impairment on disposal groups held for sale, and a $0.4 million loss on InVisionFirst®-Lung inventory write-off.
Interest Income
Interest income for the three and six months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Interest income	$1,214	$2,263	$(1,049)	(46.4)%	$2,487	$5,984	$(3,497)	(58.4)%
Interest income was $1.2 million and $2.5 million for the three and six months ended June 30, 2026, respectively, compared to income of $2.3 million and $6.0 million for the same periods in 2025, respectively. Interest income includes interest earned on funds held in our cash equivalent and marketable securities accounts. The decrease in interest income for the three and six months ended June 30, 2026 was primarily due to a reduction in the average balance of invested cash when compared to the same periods in 2025.
For further details regarding our investments in marketable securities, please refer to Note 4. Fair Value Measurements in the accompanying notes to the unaudited Consolidated Financial Statements.
Interest Expense
Interest expense for the three and six months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Interest expense	$(781)	$(933)	$152	(16.3)%	$(1,379)	$(2,551)	$1,172	(45.9)%
Interest expense was $0.8 million and $1.4 million for the three and six months ended June 30, 2026, respectively, compared to expense of $0.9 million and $2.6 million for the same periods in 2025.
Interest expense for the three and six months ended June 30, 2026 and 2025 primarily reflects the effective interest rates on the 2032 Convertible Notes and the 2028 Convertible Notes, which are 1.33% and 0.70%, respectively. Interest on the 2032 Convertible Notes and 2028 Convertible Notes began accruing upon issuance and is payable semi-annually. The decrease in interest expense for the three and six months ended June 30, 2026 was primarily attributable to the repayment of the 2025 Convertible Notes in May 2025 and the partial repurchase of the Company’s 2028 Convertible Notes during the second quarter of 2026, partially offset by interest expense recognized on the 2032 Convertible Notes issued in June 2026.
For further details regarding the convertible notes please refer to Note 6. Debt in the accompanying notes to the Consolidated Financial Statements.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Income (Loss) Per Share
The following table provides consolidated net loss for each period along with the computation of basic and diluted net loss per share for the three and six months ended June 30, 2026 and 2025 (in thousands, except net loss per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
NET INCOME (LOSS)	$2,238	$(45,092)	$(14,868)	$(71,015)

Basic weighted average shares outstanding	129,628	127,949	129,398	127,664
Diluted weighted average shares outstanding	130,831	127,949	129,398	127,664

Basic net loss per share	$0.02	$(0.35)	$(0.11)	$(0.56)
Diluted net loss per share	$0.02	$(0.35)	$(0.11)	$(0.56)

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
Definitions of Non-GAAP Measures
Non-GAAP Adjusted EBITDA
“Adjusted EBITDA” is defined by NeoGenomics as net (loss) income from continuing operations before: (i) interest income, (ii) interest expense, (iii) income tax (benefit) or expense, (iv) depreciation and amortization expense, (v) stock-based compensation expense, and, if applicable in a reporting period, (vi) leadership transition costs, (vii) acquisition and integration related expenses, (viii) impairment charges, (ix) intellectual property (“IP”) litigation costs, (x) gain on extinguishment of debt, (xi) adjustment to contingency for regulatory matter, and (xii) other significant or non-operating (income) or expenses, net.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a reconciliation of GAAP net loss to Non-GAAP EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Net income (loss) (GAAP)	$2,238	$(45,092)	$(14,868)	$(71,015)
Adjustments to net income (loss):
Interest income	(1,214)	(2,263)	(2,487)	(5,984)
Interest expense	781	933	1,379	2,551
Income tax benefit	(412)	(724)	(884)	(458)
Depreciation	8,577	9,140	17,357	18,506
Amortization	7,974	8,124	15,607	16,486
EBITDA (non-GAAP)	$17,944	$(29,882)	$16,104	$(39,914)
Further adjustments to EBITDA:
Leadership transition costs(1)	245	637	563	2,831
Acquisition and integration related expenses(2)	—	3,204	806	4,376
Stock-based compensation expense	8,216	12,215	17,852	22,968
Gain on extinguishment of debt	(11,181)	—	(11,181)	—
Impairment charges(3)	—	20,041	—	20,041
IP litigation costs(4)	81	4,460	165	7,443
Adjustment to contingency for regulatory matter	(1,155)	—	(1,155)	—
Other significant expenses, net(5)	317	—	317	—
Adjusted EBITDA (non-GAAP)	$14,467	$10,675	$23,471	$17,745
(1) For the three and six months ended June 30, 2026, leadership transition costs include executive retention costs. For the three months ended June 30, 2025, leadership transition costs include executive retention costs. For the six months ended June 30, 2025, leadership transition costs include executive severance costs, executive retention costs, and executive search costs.
(2) For the six months ended June 30, 2026, acquisition and integration related expenses include severance costs. There were no such costs for the three months ended June 30, 2026. For the three and six months ended June 30, 2025, acquisition and integration related expenses include consulting and legal fees, severance costs, and employee retention costs.
(3) For the three and six months ended June 30, 2025, impairment charges include losses from InVisionFirst®-Lung intangible asset impairment and inventory write-off, and impairment of disposal groups held for sale. There were no such costs for the for the three and six months ended June 30, 2026.
(4) For the three and six months ended June 30, 2026 and June 30, 2025, IP litigation costs include legal fees.
(5) For the three and six months ended June 30, 2026, other significant expenses, net, includes severance costs. There were no such costs for the three and six months ended June 30, 2025.
Liquidity and Capital Resources
To date, we have financed our operations primarily through cash generated from operations, public and private sales of debt and equity securities, and bank debt borrowings.
The following table presents a summary of our consolidated cash flows for operating, investing and financing activities for the six months ended June 30, 2026 and 2025, as well as balances of cash and cash equivalents and working capital:

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,
($ in thousands)	2026	2025
Net cash (used in) provided by:
Operating activities	$11,822	$(4,997)
Investing activities	(13,319)	(5,754)
Financing activities	(12,582)	(201,484)
Net change in cash and cash equivalents, including cash classified within current assets held for sale	(14,079)	(212,235)
Less: net change in cash classified within current assets held for sale	—	(54)
Net change	(14,079)	(212,289)
Cash and cash equivalents, beginning of period	159,618	367,012
Cash and cash equivalents, end of period	$145,539	$154,723
Working Capital (1), end of period	$275,595	$292,433
(1) Defined as current assets less current liabilities.
Cash Flows from Operating Activities
Cash provided by operating activities during the six months ended June 30, 2026 was $11.8 million compared to $5.0 million in the same period in 2025. This $16.8 million increase in cash provided by operating activities was primarily driven by our operating results (net loss adjusted for depreciation, amortization of intangibles, gain on extinguishment of debt and other non-cash charges), which resulted in $17.5 million of higher cash provided in operating activities year-over-year. The increase in cash provided related to our operating activities was primarily driven by an improvement in gross profit of $22.2 million.
Cash Flows from Investing Activities
During the six months ended June 30, 2026, cash used in investing activities was $13.3 million compared to $5.8 million in the same period in 2025. This change was primarily due to a $11.1 million decrease in proceeds from maturities of marketable securities, an increase in purchases of property and equipment of $2.4 million, and a $6.0 million decrease in cash used for the acquisition of Pathline.
Cash Flows from Financing Activities
During the six months ended June 30, 2026, cash used in financing activities was $12.6 million compared to $201.5 million in the same period in 2025. The year-over-year decrease in cash used was primarily due to $201.3 million of repayments of the convertible senior notes due 2025 in the prior-year period.
For the the six months ended June 30, 2026, cash used in financing activities includes $305.7 million cash provided by the 2032 Convertible Note issuance, offset by $262.9 million cash used for the partial repayment of the 2028 Convertible Notes, $28.7 million in cash used for premiums paid on capped call confirmations, and $25.0 million in cash used to repurchase shares of common stock.
Liquidity Outlook
We had $145.5 million in unrestricted cash and cash equivalents as of June 30, 2026 to support current operational liquidity needs. We anticipate that the cash on hand and cash collections are sufficient to fund our near-term capital, and operating needs for at least the next 12 months. Operating needs include, but are not limited to, the planned costs to operate our business, including amounts required to fund working capital, capital expenditures, continued research and development efforts, and potential strategic acquisitions and investments.

Capital Expenditures
We forecast capital expenditures in order to execute on our business plan and maintain growth; however, the actual amount and timing of such capital expenditures will ultimately be determined by the volume of business. We currently anticipate that our capital expenditures for the year ending December 31, 2026 will be in the range of $30.0 million to $35.0 million. During the six months ended June 30, 2026, we purchased, with cash, approximately $13.2 million of capital equipment, software and leasehold improvements. We have funded and plan to continue funding these capital expenditures with cash.

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
Interest Rate Risk
In January 2021, we issued $345.0 million aggregate principal amount of 2028 Convertible Notes. The 2028 Convertible Notes have a fixed annual interest rate of 0.25%; therefore, we do not have economic interest rate exposure with respect to the 2028 Convertible Notes. In June 2026, we issued $316.3 million aggregate principal amount of 2032 Convertible Notes. The 2032 Convertible Notes have a fixed annual interest rate of 0.75%; therefore, we do not have economic interest rate exposure with respect to the 2032 Convertible Notes. However, the fair value of the 2028 Convertible Notes and 2032 Convertible Notes are exposed to interest rate risk. Generally, the fair market value will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value is affected by our common stock price. The fair value will generally increase as our common stock price increases and will generally decrease as our common stock price declines. We carry the 2028 Convertible Notes and 2032 Convertible Notes at face value less unamortized debt discount and debt issuance costs on our balance sheet, and we present the fair value for required disclosure purposes only.
Foreign Currency Exchange Risk
We have operations in Cambridge, United Kingdom. Our international revenues and expenses denominated in foreign currencies (primarily British Pounds), expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. We do not hedge foreign currency exchange risks and do not currently believe that these risks are significant.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth information concerning our purchases of common stock for the periods indicated:

Period of Repurchase	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2026 - April 30, 2026	799	$7.42	—	—
May 1, 2026 - May 31, 2026	3,938	$9.26	—	—
June 1, 2026 - June 30, 2026(2)	2,395,574	$10.49	—	—
Total	2,400,311		—	—
(1) The Company's 2023 Equity Incentive Plan (the “2023 Plan”) was adopted on May 25, 2023 and most recently amended on May 21, 2026. The 2023 Plan replaced the Amended and Restated Equity Incentive Plan, as most recently amended on May 25, 2017 (the “Prior Plan”). Both the 2023 Plan and the Prior Plan allow participants to surrender already-owned shares having a fair market value equal to the required withholding tax related to the vesting of restricted stock. Pursuant to a share withholding election made by participants in connection with the vesting of such awards, all of which were outside of a publicly announced repurchase plan, we acquired from such participants the shares noted in the table above in the months of April and May and 12,352 shares in the month of June to satisfy tax withholding obligations related to the vesting of their restricted stock. The average prices listed in the above table for the months of April and May are averages of the fair market prices at which we valued shares withheld for purposes of calculating the number of shares to be withheld; the average of the fair market prices at which we valued shares withheld for purposes of calculating the number of shares to be withheld in the month of June was $11.41.
(2) In June 2026, the Company entered into privately negotiated share repurchase transactions and repurchased 2,383,222 shares of its common stock at $10.49 per share for an aggregate purchase price of $25.0 million. The repurchases were not made pursuant to a publicly announced share repurchase plan or program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Insider Trading Plans
During the quarter ended June 30, 2026, no officers or directors, as defined in Rule 16a-1(f), adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Regulation S-K Item 408.

NEOGENOMICS, INC.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Location

4.1	Indenture, dated as of June 22, 2026, between NeoGenomics, Inc. and U.S. Bank Trust Company, National Association, as trustee	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2026.

4.2	Form of 0.75% Convertible Senior Notes due 2032 (included in Exhibit 4.1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2026.

10.1	Second Amendment of the NeoGenomics, Inc. 2023 Equity Incentive Plan, as approved by the Company's stockholders on May 21, 2026	Incorporated by reference to Annex A of the Company's Proxy Statement on Form DEF 14A as filed with the SEC on April 6, 2026 (File No. 001-35756).

10.2	Form of Capped Call Transaction Confirmation	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2026.

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith.

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith.

32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith.

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Provided herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Provided herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Provided herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Provided herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Provided herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Provided herewith.

104	Cover Page Interactive File (formatted as inline XBRL and contained within Exhibit 101)	Provided herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 28, 2026	NEOGENOMICS, INC.

	By:	/s/ Anthony Zook
	Name:	Anthony Zook
	Title:	Director and Chief Executive Officer

	By:	/s/ Abhishek Jain
	Name:	Abhishek Jain
	Title:	Chief Financial Officer