Form 10-Q
period 2026-09-30
NEOGENOMICS INC
filed 2026-10-28
CIK 1077183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of October 23, 2026, the registrant had 129,389,465 shares of common stock, par value $0.001 per share outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements generally can be identified by the use of words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intends,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would,” and similar words and expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements address various matters, including the Company’s prospects, plans and strategy, planned future operations and related expectations with respect to timing and performance, future financial position, future revenues, anticipated growth potential and expected growth drivers, the timing, performance and anticipated benefits of collaboration, partnership and licensing activities, projected costs and capital expenditures, the sufficiency of the Company’s cash and cash equivalents to fund its operations and capital needs, the expected impact of seasonality, tariffs, trade policy and pharmaceutical industry and clinical trial trends on the Company’s business, the potential impact of regulatory developments, and objectives of management. The Company may not actually achieve the plans, intentions or expectations disclosed in the forward-looking statements and you should not place undue reliance on the forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties that could cause the Company's actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. Applicable risks and uncertainties include, among others, the Company's ability to identify and implement appropriate financial and operational initiatives to execute on its strategic priorities, to enter new markets and increase market share in both current and new markets, to assemble and maintain an effective executive team, to continue gaining new customers, to bill and collect for its services on a timely basis and to accurately estimate amounts expected to be collected, to successfully implement and realize the anticipated benefits of new information technology systems, including its new billing platform, and to avoid or mitigate disruptions associated with such implementations, develop and commercialize new types of tests, integrate its acquisitions, manage the effects of seasonality, execute on its long-range strategic priorities, and otherwise implement its business plans, as well as the potential impact of evolving regulatory requirements related to laboratory developed tests, the impact of tariffs and trade policy uncertainty on the Company's supply chain and costs, and any potential reimbursement changes by the government and commercial payors, the Company’s indebtedness, including the Convertible Notes (as defined below) and its ability to generate sufficient cash to service its indebtedness, and the risks set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the Securities and Exchange Commission (the “SEC”) on February 17, 2026 and in our other filings with the SEC.
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NEOGENOMICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(unaudited) September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$139,281	$159,618
Accounts receivable, net	213,410	159,242
Inventories	25,500	28,566
Prepaid assets	22,774	21,443
Other current assets	9,118	7,417
Total current assets	410,083	376,286
Property and equipment (net of accumulated depreciation of $230,567 and $209,057, respectively)	85,944	84,834
Operating lease right-of-use assets	77,978	78,444
Financing lease right-of-use assets	6,291	54
Intangible assets, net	263,628	286,528
Goodwill	523,995	524,344
Other assets	8,998	9,340
Total non-current assets	966,834	983,544
Total assets	$1,376,917	$1,359,830
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$32,925	$23,090
Accrued compensation	60,477	47,580
Accrued expenses and other liabilities	16,505	11,975
Current portion of operating lease liabilities	4,295	4,776
Current portion of finance lease liabilities	1,704	28
Contract liabilities	267	851
Total current liabilities	116,173	88,300
Long-term liabilities
Operating lease liabilities	64,303	62,822
Finance lease liabilities	4,151	27
Convertible senior notes, net (Note 6)	374,688	341,858
Deferred income tax liabilities, net	16,097	18,219
Other long-term liabilities	867	12,042
Total long-term liabilities	460,106	434,968
Total liabilities	$576,279	$523,268
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.001 par value, (250,000,000 shares authorized; 131,483,771 and 128,989,152 shares issued, respectively; 129,100,549 and 128,989,152 shares outstanding, respectively)	$131	$129
Treasury stock, at cost, (2,383,222 and 0 shares, respectively) (Note 7)	(25,000)	—
Additional paid-in capital	1,281,723	1,270,235
Accumulated other comprehensive income	4	4
Accumulated deficit	(456,220)	(433,806)
Total stockholders' equity	$800,638	$836,562
Total liabilities and stockholders’ equity	$1,376,917	$1,359,830
See the accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NEOGENOMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
NET REVENUE	$209,254	$187,797	$597,582	$537,162

COST OF REVENUE	112,666	107,351	328,252	306,212

GROSS PROFIT	96,588	80,446	269,330	230,950
Operating expenses:
General and administrative	67,073	69,874	196,427	209,828
Research and development	9,855	8,694	30,150	27,898
Sales and marketing	27,601	21,806	78,706	68,564
Impairment charges (Note 5)	—	7,086	—	27,127
Total operating expenses	104,529	107,460	305,283	333,417
LOSS FROM OPERATIONS	(7,941)	(27,014)	(35,953)	(102,467)
Interest income	1,196	1,563	3,683	7,547
Interest expense	(1,267)	(603)	(2,646)	(3,154)
Other (expense) income, net	(9)	(335)	(38)	212
Gain on extinguishment of debt (Note 6)	—	—	11,181	—
Loss before taxes	(8,021)	(26,389)	(23,773)	(97,862)
Income tax benefit (expense)	475	(740)	1,359	(282)
NET LOSS	$(7,546)	$(27,129)	$(22,414)	$(98,144)

NET LOSS PER SHARE
Basic	$(0.06)	$(0.21)	$(0.17)	$(0.77)
Diluted	$(0.06)	$(0.21)	$(0.17)	$(0.77)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	128,587	128,415	129,125	127,917
Diluted	128,587	128,415	129,125	127,917
See the accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NEOGENOMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
NET LOSS	$(7,546)	$(27,129)	$(22,414)	$(98,144)

OTHER COMPREHENSIVE INCOME:
Net unrealized gain on marketable securities, net of tax	—	42	—	277
Total other comprehensive income, net of tax	—	42	—	277
COMPREHENSIVE LOSS	$(7,546)	$(27,087)	$(22,414)	$(97,867)
See the accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NEOGENOMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2025	128,989,152	$129	—	$—	$1,270,235	$4	$(433,806)	$836,562
Issuance of common stock for ESPP	94,795	—	—	—	909	—	—	909
Issuance of restricted stock	485,573	—	—	—	—	—	—	—
Issuance of common stock for stock options	84,122	—	—	—	764	—	—	764
Employee taxes paid related to net share settlement of restricted stock	—	—	—	—	(2,002)	—	—	(2,002)
Stock issuance fees and expenses	—	—	—	—	(3)	—	—	(3)
Stock-based compensation expense	—	—	—	—	9,636	—	—	9,636
Net loss	—	—	—	—	—	—	(17,106)	(17,106)
Balance, March 31, 2026	129,653,642	$129	—	$—	$1,279,539	$4	$(450,912)	$828,760
Issuance of common stock for ESPP	131,544	—	—	—	893	—	—	893
Issuance of restricted stock	458,322	1	—	—	—	—	—	1
Issuance of common stock for stock options	57,660	—	—	—	509	—	—	509
Employee taxes paid related to net share settlement of restricted stock	—	—	—	—	(1,168)	—	—	(1,168)
Stock issuance fees and expenses	—	—	—	—	(47)	—	—	(47)
Stock-based compensation expense	—	—	—	—	8,216	—	—	8,216
Premiums paid for capped call transactions	—	—	—	—	(28,747)	—	—	(28,747)
Proceeds received from capped call terminations	—	—	—	—	77	—	—	77
Repurchases of common stock	(2,383,222)	—	2,383,222	(25,000)	—	—	—	(25,000)
Net income	—	—	—	—	—	—	2,238	2,238
Balance, June 30, 2026	127,917,946	$130	2,383,222	$(25,000)	$1,259,272	$4	$(448,674)	$785,732
Issuance of common stock for ESPP	74,014	—	—	—	853	—	—	853
Issuance of restricted stock, net of forfeitures	36,551	—	—	—	—	—	—	—
Issuance of common stock for stock options	1,072,038	1	—	—	13,168	—	—	13,169
Employee taxes paid related to net share settlement of restricted stock	—	—	—	—	(404)	—	—	(404)
Stock issuance fees and expenses	—	—	—	—	(3)	—	—	(3)
Stock-based compensation expense	—	—	—	—	8,837	—	—	8,837
Net loss	—	—	—	—	—	—	(7,546)	(7,546)
Balance, September 30, 2026	129,100,549	$131	2,383,222	$(25,000)	$1,281,723	$4	$(456,220)	$800,638

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss (Income)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	128,145,333	$128	—	$—	$1,228,198	$(206)	$(325,781)	$902,339
Issuance of common stock for ESPP	132,961	—	—	—	1,424	—	—	1,424
Issuance of restricted stock	70,829	—	—	—	—	—	—	—
Issuance of common stock for stock options	7,204	—	—	—	58	—	—	58
Employee taxes paid related to net share settlement of restricted stock	—	—	—	—	(530)	—	—	(530)
Stock issuance fees and expenses	—	—	—	—	(3)	—	—	(3)
Stock-based compensation expense	—	—	—	—	10,754	—	—	10,754
Net unrealized gain on marketable securities, net of tax	—	—	—	—	—	150	—	150
Net loss	—	—	—	—	—	—	(25,923)	(25,923)
Balance, March 31, 2025	128,356,327	$128	—	$—	$1,239,901	$(56)	$(351,704)	$888,269
Issuance of common stock for ESPP	135,778	—	—	—	847	—	—	847
Issuance of restricted stock	187,729	—	—	—	—	—	—	—
Issuance of common stock for stock options	1,879	—	—	—	16	—	—	16
Employee taxes paid related to net share settlement of restricted stock	—	—	—	—	(2,297)	—	—	(2,297)
Stock issuance fees and expenses	—	—	—	—	(3)	—	—	(3)
Stock-based compensation expense	—	—	—	—	12,215	—	—	12,215
Net unrealized gain on marketable securities, net of tax	—	—	—	—	—	85	—	85
Net loss	—	—	—	—	—	—	(45,092)	(45,092)
Balance, June 30, 2025	128,681,713	$128	—	$—	$1,250,679	$29	$(396,796)	$854,040
Issuance of common stock for ESPP	179,624	—	—	—	851	—	—	851
Issuance of restricted stock	23,764	—	—	—	259	—	—	259
Employee taxes paid related to net share settlement of restricted stock	—	—	—	—	(75)	—	—	(75)
Stock issuance fees and expenses	—	—	—	—	(3)	—	—	(3)
Stock-based compensation expense	—	—	—	—	10,305	—	—	10,305
Net unrealized gain on marketable securities, net of tax	—	—	—	—	—	42	—	42
Net loss	—	—	—	—	—	—	(27,129)	(27,129)
Balance, September 30, 2025	128,885,101	$128	—	$—	$1,262,016	$71	$(423,925)	$838,290
See the accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NEOGENOMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,414)	$(98,144)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	25,912	27,309
Amortization of intangibles	22,900	24,120
Stock-based compensation	26,689	33,274
Non-cash operating lease expense	4,764	5,039
Non-cash finance lease amortization	684	—
Amortization of debt issue costs	69	78
Amortization of convertible debt discount	1,213	1,536
Gain on debt extinguishment	(11,181)	—
Impairment charges	—	27,127
Other adjustments	(111)	3
Changes in assets and liabilities, net
Accounts receivable, net	(54,169)	(1,971)
Inventories	3,066	(1,515)
Prepaid and other assets	(2,231)	(1,650)
Operating lease liabilities	(3,236)	(982)
Finance lease liabilities	199	—
Deferred income tax liabilities, net	(2,122)	(665)
Accrued compensation	12,897	(11,567)
Accounts payable and other liabilities	8	1,895
Net cash provided by operating activities	2,937	3,887
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of marketable securities	—	20,060
Purchases of equity securities	—	(500)
Purchases of property and equipment	(24,992)	(19,137)
Business acquisition, net of cash acquired	—	(6,454)
Purchase of convertible note	(175)	—
Net cash used in investing activities	(25,167)	(6,031)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debt, net of discount	306,301	—
Repayment of convertible debt	(262,890)	(201,250)
Premiums paid for capped call confirmations	(28,747)	—
Proceeds received from capped call terminations	77	—
Repurchases of common stock	(25,000)	—
Repayment of financing leases	(1,320)	—
Proceeds from issuance of common stock under employee stock purchase plan	2,602	3,102
Proceeds from issuance of common stock upon exercise of stock options	14,442	74
Employee taxes paid related to net share settlement of restricted stock	(3,572)	(2,645)
Net cash provided by (used in) financing activities	1,893	(200,719)
Net change in cash and cash equivalents, including cash classified within current assets held for sale	(20,337)	(202,863)
Less: net change in cash classified within current assets held for sale	—	(32)
Net change in cash and cash equivalents	(20,337)	(202,895)
Cash and cash equivalents, beginning of period	159,618	367,012
Cash and cash equivalents, end of period	$139,281	$164,117

Supplemental disclosure of cash flow information:
Interest paid	$829	$1,690
Income taxes paid	$711	$458
Supplemental disclosure of non-cash investing and financing information:
Purchases of property and equipment included in accounts payable	$3,846	$1,414
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
Use of Estimates
The Company prepares its Consolidated Financial Statements in conformity with GAAP. These principles require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the Consolidated Financial Statements. Actual results and outcomes may differ from management’s estimates, judgments and assumptions. Significant estimates, judgments and assumptions used in these Consolidated Financial Statements include, but are not limited to those related to revenue recognition and the determination of the amount expected to be collected, including estimates of implicit price concessions, accounts receivable and related allowances, contingencies, long-term debt, self-insurance exposures, useful lives and recovery of long-term assets and intangible assets, the fair value of assets and liabilities acquired in business combinations, the fair values of financial instruments, income taxes and valuation allowances, stock-based compensation, and impairment analysis of goodwill. These estimates, judgments, and assumptions are reviewed periodically and the effects of material revisions in estimates are reflected on the Consolidated Financial Statements prospectively from the date of the change in estimate.
Self-Insurance
The Company is self-insured for its employee health care benefits. Liabilities for self-insured exposures are accrued for the amounts expected to be paid based on historical claims experience and actuarial data for forecasted settlements of claims filed and for incurred but not yet reported claims. As of September 30, 2026, the Company has recorded a self-insurance liability of $1.8 million. The Company’s estimate is subject to inherent variability which may lead to ultimate payments being either greater or less than the amounts presented above. Self-insurance liabilities have been classified as a current liability in accrued compensation on the Consolidated Balance Sheets.
Sales and Marketing Expenses
Sales and marketing expenses are primarily attributable to employee-related costs, including sales management, sales representatives, sales and marketing consultants, and marketing and customer service personnel. Advertising costs are expensed at the time they are incurred. For the three and nine months ended September 30, 2026, advertising costs were $0.2 million and $0.6 million, respectively. Advertising costs were immaterial for the three and nine months ended September 30, 2025.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Accounting Pronouncements Pending Adoption
In September 2025, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update replaces the existing “development phase” model with a principle-based threshold approach, allowing capitalization of software development costs once management has authorized funding and it is probable the project will be completed and used as intended, provided there is no significant development uncertainty. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this standard on its financial statement presentation and disclosures.
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
Note 3. Acquisitions and Disposals
Acquisition of Pathline, LLC
On April 4, 2025 (the “Pathline Acquisition Date”), the Company completed the acquisition of a 100% ownership interest in Pathline, LLC (“Pathline”), a CLIA/CAP/NYS-certified laboratory based in New Jersey. The purchase price consisted of (i) gross initial consideration of $8.0 million, which was reduced by a net adjustment of $0.7 million reflective of cash and other adjustments and (ii) up to $2.0 million of contingent consideration if Pathline completes certain validation milestones within a specific timeline. As of the Pathline Acquisition Date, the Company estimated the contingent consideration liability to be $1.0 million, reflecting its best estimate regarding the achievement of the validation milestone. In September 2025, the Company met the contingent consideration threshold of $1.0 million upon achievement of the validation milestone. The Pathline acquisition aligns with the Company's strategic objective of expanding its presence, capabilities, and offerings in the Northeastern United States.
The acquisition of Pathline was determined to be a business combination and has been accounted for using the acquisition method. The purchase price and purchase price allocation were based upon management’s best estimates and assumptions and were considered final as of March 31, 2026. The following table summarizes the purchase consideration recorded for the acquisition of Pathline, the fair value of the net assets acquired and liabilities assumed, and the calculation of goodwill based on the excess of the consideration transferred over the fair value of the net assets acquired and liabilities assumed at the Pathline Acquisition Date (in thousands):

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
(2) Includes measurement period adjustments of negative $0.3 million recognized during the nine months ended September 30, 2026 and $0.2 million recognized during the year ended December 31, 2025.
The goodwill recognized was primarily attributable to expected synergies of the combined businesses, increased market penetration, and expanded service capabilities in the Northeast resulting from the acquisition. A majority of the goodwill resulting from the acquisition of Pathline is expected to be deductible for income tax purposes.
Acquired intangible assets consist of client relationships, which were valued using an income-based approach by discounting expected cash flows from existing client relationships to determine the economic benefit expected to be realized post-acquisition. These assets will be amortized over a weighted average period of seven years.
Sale of Trapelo Health, LLC
On December 31, 2025, the Company completed the sale of substantially all of the operating assets of Trapelo Health, LLC (“Trapelo”), its wholly owned subsidiary, for upfront consideration of $2.5 million and contingent consideration of up to $5.0 million upon achievement of certain revenue milestones within a specified period. During the three and nine months ended September 30, 2026, there were no changes to the Company's estimate of contingent consideration. For the three months ended September 30, 2025, the Company recognized impairment of $7.1 million on developed technology. For the nine months ended September 30, 2025, the Company recognized impairment of $15.3 million, consisting of a $3.5 million loss on goodwill and an $11.8 million loss on developed technology, under impairment charges in the Consolidated Statements of Operations. There were no such charges for the three and nine months ended September 30, 2026.
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
The carrying value of cash, certain cash equivalents, accounts receivable, net, other current assets, accounts payable, accrued expenses and other liabilities, and contract liabilities are considered reasonable estimates of their respective fair values at September 30, 2026 and December 31, 2025 due to their short-term nature.
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The Company measures certain financial assets at fair value on a recurring basis. The Company considers all securities available-for-sale, including those with maturity dates beyond 12 months, and therefore these securities are classified within current assets on the Consolidated Balance Sheets as they are available to support current operational liquidity needs. The money market accounts are valued based on quoted market prices in active markets and are included in cash and cash equivalents on the Consolidated Balance Sheets.
There were no marketable securities outstanding as of September 30, 2026 or December 31, 2025. The Company had $0.5 million of accrued interest receivable as of December 31, 2025, included in other current assets on its Consolidated Balance Sheets related to marketable securities. There we no such amounts as of September 30, 2026. There were no realized gains or losses on marketable securities for the three and nine months ended September 30, 2026 and 2025.

The following tables set forth the Company’s cash equivalents that were measured at fair value on a recurring basis based on the fair value hierarchy as of September 30, 2026 and December 31, 2025.

	September 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$137,238	$—	$—	$137,238
Total	$137,238	$—	$—	$137,238

	December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$157,895	$—	$—	$157,895
Total	$157,895	$—	$—	$157,895

There were no transfers of financial assets or liabilities into or out of Level 1, Level 2, or Level 3 for the three and nine months ended September 30, 2026 and 2025.
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
Note 5. Goodwill and Intangible Assets
The following table summarizes the carrying amounts of goodwill at September 30, 2026 and December 31, 2025 (in thousands):

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Goodwill Carrying Amount
Balance as of December 31, 2024	$522,766
Acquired goodwill(1)	5,078
Impairment charges(2)	(3,500)
Balance as of December 31, 2025	$524,344
Acquired goodwill adjustment(1)	(349)
Balance as of September 30, 2026	$523,995
(1) In connection with the acquisition of Pathline, the Company recognized $5.1 million of goodwill during the year ended December 31, 2025 and an adjustment of $0.3 million during the nine months ended September 30, 2026, reflecting the allocation of the purchase price to the identifiable assets acquired and liabilities assumed. Please refer to Note 3. Acquisitions and Disposals for further information about the acquisition of Pathline.
(2) In connection with the classification of the Trapelo assets as held for sale, the Company recognized an impairment charge of $3.5 million to write down the carrying value of the disposal group to its estimated fair value less costs to sell. Please refer to Note 3. Acquisitions and Disposals for further information about the sale of Trapelo.
Intangible assets consisted of the following (in thousands):

		September 30, 2026
	Amortization Period (years)	Cost	Accumulated Amortization	Net
Customer Relationships	7 - 15	$144,301	$92,987	$51,314
Developed Technology	10 - 15	276,825	97,555	179,270
Trademarks	15	30,261	10,664	19,597
Trademark - Indefinite lived	—	13,447	—	13,447
Total		$464,834	$201,206	$263,628

		December 31, 2025
	Amortization Period (years)	Cost	Accumulated Amortization	Net
Customer Relationships(1)	7 - 15	$144,301	$85,441	$58,860
Developed Technology(2)	10 - 15	276,825	83,714	193,111
Trademarks(3)	15	30,261	9,151	21,110
Trade Name	2.5	2,584	2,584	—
Trademark - Indefinite lived	—	13,447	—	13,447
Total		$467,418	$180,890	$286,528
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

The Company records amortization expense within cost of revenue and general and administrative expense on the Consolidated Statement of Operations. The following table summarizes the amortization expense for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amortization of intangibles included in cost of revenue	$4,613	$4,613	$13,841	$14,334
Amortization of intangibles included in general and administrative expenses	3,020	3,021	9,059	9,786
Total amortization of intangibles	$7,633	$7,634	$22,900	$24,120

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The estimated amortization expense related to amortizable intangible assets for each of the following periods as of September 30, 2026 is as follows (in thousands):

Remainder of 2026	$7,633
2027	29,983
2028	29,983
2029	29,983
2030	29,530
Thereafter	123,069
Total	$250,181

InVisionFirst®-Lung Impairment
During the nine months ended September 30, 2025, the Company recorded impairment charges of $11.4 million and an inventory write-off of $0.4 million associated with InVisionFirst®-Lung, a legacy diagnostic test. Impairment charges consisted of a $10.5 million loss on developed technology and a $0.9 million loss on trademarks. The impairment charge and inventory write-off were included within impairment charges on the Consolidated Statements of Operations. There were no such costs for the three and nine months ended September 30, 2026 and the three months ended September 30, 2025.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 6. Debt
The following table summarizes long-term debt, net, at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
0.25% Convertible Senior Notes due 2028
Principal	$69,000	$345,000
Unamortized debt discount	(390)	(3,071)
Unamortized debt issuance costs	(9)	(71)
Total 0.25% Convertible Senior Notes due 2028, net	$68,601	$341,858

0.75% Convertible Senior Notes due 2032
Principal	$316,250	$—
Unamortized debt discount	(9,070)	—
Unamortized debt issuance costs	(1,093)	—
Total 0.75% Convertible Senior Notes due 2032, net	$306,087	$—

Total long-term debt, net	$374,688	$341,858
2032 Convertible Senior Notes
On June 22, 2026, the Company completed the sale of $316.3 million aggregate principal amount of Convertible Senior Notes with a stated interest rate of 0.75% and a maturity date of July 1, 2032 (the “2032 Convertible Notes”), unless earlier converted, redeemed, or repurchased. The total net proceeds from the issuance of the 2032 Convertible Notes, including from the exercise by the initial purchasers of their option to purchase additional 2032 Convertible Notes, was approximately $305.7 million, which is net of discount of approximately $9.5 million and net offering expenses of approximately $1.1 million. Certain offering expenses had not yet been paid as of September 30, 2026 and are included in accrued expenses and other liabilities in the Consolidated Balance Sheets. On June 22, 2026, the Company entered into an indenture (the “2026 Indenture”), with U.S. Bank Trust Company, National Association, as trustee (the “Trustee”), governing the 2032 Convertible Notes. The Company used a portion of the net proceeds from the offering to enter into capped call transactions (as described below under “2026 Capped Call Transactions”).
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
Based on the terms of the 2032 Convertible Notes, the holders could not have converted all or a portion of their 2032 Convertible Notes in the third quarter of 2026. The last reported sale price of the Company's common stock was not greater than or equal to 130.0% of the conversion price of the 2032 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended September 30, 2026. Based on the terms of the 2032 Convertible Notes, the holders cannot convert all or a portion of their 2032 Convertible Notes in the fourth quarter of 2026.
Upon conversion, the Company will pay or deliver, as applicable, cash, shares of common stock or a combination of cash and shares of common stock, at its election. The initial conversion rate for the 2032 Convertible Notes is 70.6140 shares of common stock per $1,000 principal amount of 2032 Convertible Notes, which is equivalent to an initial conversion price of approximately $14.16 per share of common stock. The conversion rate is subject to adjustment as described in the 2026 Indenture. In addition, if certain corporate transactions that constitute a Make-Whole Fundamental Change (as defined in the 2026 Indenture) occur prior to the maturity date, or if the Company delivers a notice of Optional Redemption or Cleanup Redemption, the Company will, in certain circumstances, temporarily increase the applicable conversion rate for holders that elect to convert their notes in connection with such

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
transaction or notice of redemption. The value of the 2032 Convertible Notes, if converted, exceeds the principal amount by $93.8 million based on a closing stock price of $18.36 on September 30, 2026.
The Company may not redeem the 2032 Convertible Notes prior to July 6, 2029, except in the event of a Cleanup Redemption (as described below). The Company may redeem for cash all or any portion of the 2032 Convertible Notes, at its option, subject to certain limitations, on or after July 6, 2029 and on or prior to the 51st scheduled trading day immediately preceding the maturity date, if the last reported sale price of the Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of Optional Redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides the related notice of optional redemption (such redemption, an “Optional Redemption”), at a redemption price equal to 100% of the principal amount of the 2032 Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the Optional Redemption date. In addition, the Company may redeem for cash all, but not less than all, of the 2032 Convertible Notes at any time at a redemption price equal to 100% of the principal amount of the 2032 Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the Cleanup Redemption date if the amount of the 2032 Convertible Notes that remains outstanding is less than 15% of the aggregate principal amount of the 2032 Convertible Notes initially issued and certain other conditions are met (such redemption, a “Cleanup Redemption”). No sinking fund is provided for the 2032 Convertible Notes.
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
The interest expense recognized on the 2032 Convertible Notes includes $0.6 million, $0.4 million and $47,000 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended September 30, 2026. The interest expense recognized on the 2032 Convertible Notes includes $0.7 million, $0.4 million and $50,000 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the nine months ended September 30, 2026. There were no such amounts for the three and nine months ended September 30, 2025. The effective interest rate on the 2032 Convertible Notes is 1.33%, which includes the interest on the 2032 Convertible Notes and amortization of the debt discount and debt issuance costs. The 2032 Convertible Notes bear interest at a rate of 0.75% per annum, payable semi-annually in arrears on January 1 and July 1 of each year, beginning on January 1, 2027.
At September 30, 2026, the estimated fair value (Level 2) and net carrying amount of the 0.75% 2032 Convertible Notes was $470.8 million and $306.1 million, respectively. There were no such amounts at December 31, 2025.
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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
In connection with the partial unwind of the 2021 Capped Call Transactions, the Company received aggregate cash proceeds of approximately $0.1 million from the option counterparties, which was recorded as an increase to additional paid-in capital on the Condensed Consolidated Balance Sheets. The partial unwind of the 2021 Capped Call Transactions was treated as an equity transaction and did not result in the recognition of any gain or loss in the Consolidated Statements of Operations.
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
The last reported sale price of the Company’s common stock was not greater than or equal to 130.0% of the conversion price of the 2028 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended June 30, 2026. Based on the terms of the 2028 Convertible Notes, the holders could not have converted all or a portion of their 2028 Convertible Notes in the third quarter of 2026. The last reported sale price of the Company’s common stock was not greater than or equal to 130.0% of the conversion price of the 2028 Convertible Notes on at least 20 of the last 30 consecutive trading days of the quarter ended September 30, 2026. Based on the terms of the 2028 Convertible Notes, the holders cannot convert all or a portion of their 2028 Convertible Notes in the fourth quarter of 2026. The value of the 2028 Convertible Notes, if-converted, does not exceed the principal amount based on a closing stock price of $18.36 on September 30, 2026.
The interest expense recognized on the 2028 Convertible Notes includes $43,000, $0.1 million and $2,000 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended September 30, 2026. The interest expense recognized on the 2028 Convertible Notes includes $0.5 million, $0.8 million and $18,500 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the nine months ended September 30, 2026. The interest expense recognized on the 2028 Convertible Notes includes $0.2 million, $0.4 million and $8,600 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the three months ended September 30, 2025. The interest expense recognized on the 2028 Convertible Notes includes $0.6 million, $1.1 million and $26,000 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the nine months ended September 30, 2025. The effective interest rate on the 2028 Convertible Notes is 0.70%, which includes the interest on the 2028 Convertible Notes and amortization of the debt discount and debt issuance costs. The 2028 Convertible Notes bear interest at a rate of 0.25% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2021.
At September 30, 2026, the estimated fair value (Level 2) and net carrying amount of the 0.25% Convertible Senior Notes due 2028 was $64.8 million and $68.6 million, respectively. At December 31, 2025, the estimated fair value (Level 2) and net carrying amount of the 0.25% Convertible Senior Notes due 2028 was $307.1 million and $341.9 million, respectively.
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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The interest expense recognized on the 2025 Convertible Notes includes $0.8 million, $0.4 million and $52,000 for the contractual coupon interest, the amortization of the debt discount and the amortization of the debt issuance costs, respectively, for the nine months ended September 30, 2025. There were no such amounts for the three and nine months ended September 30, 2026 and the three months ended September 30, 2025. The effective interest rate on the 2025 Convertible Notes was 1.96%, which included the interest on the 2025 Convertible Notes and amortization of the debt discount and debt issuance costs. The 2025 Convertible Notes bore interest at a rate of 1.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, which began on November 1, 2020.
Note 7. Equity Transactions
Share Repurchases
On June 16, 2026, in connection with the 2032 Convertible Notes offering, the Company entered into privately negotiated transactions to repurchase shares of its common stock. The repurchases were completed on June 22, 2026, and totaled 2,383,222 shares at $10.49 per share, for an aggregate purchase price of $25.0 million. The repurchases were funded using proceeds from the issuance of the 2032 Convertible Notes. The purchase price per share equaled the last reported sale price of the Company's common stock on the Nasdaq Capital Market on June 16, 2026. The repurchases were not made pursuant to a publicly announced share repurchase plan or program. The repurchase price did not exceed the market price of the Company's common stock, therefore, no portion of the consideration was attributed to the issuance of the 2032 Convertible Notes or to any other element of the transactions. The Company recorded the repurchases as treasury stock at cost, which is reflected as a reduction to stockholders' equity in the accompanying Consolidated Financial Statements.
Note 8. Stock-Based Compensation
The Company recorded stock-based compensation on the Consolidated Statement of Operations for the three and nine months ended September 30, 2026 and 2025 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$409	$336	$1,146	$1,054
General and administrative	7,349	8,756	22,653	27,947
Research and development	654	690	1,550	1,962
Sales and marketing	425	523	1,340	2,311
Total stock-based compensation	$8,837	$10,305	$26,689	$33,274
Stock Options
A summary of the stock option activity under the Company’s plans for the nine months ended September 30, 2026 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2025	7,162,201	$13.58
Granted	3,183,559	$10.91
Exercised	(1,213,820)	$11.90
Forfeited	(1,130,186)	$14.04
Outstanding at September 30, 2026	8,001,754	$12.70
Vested and expected to vest at September 30, 2026	8,001,754	$12.70
Exercisable at September 30, 2026	3,218,264	$14.82

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The fair value of each stock option award granted during the nine months ended September 30, 2026 was estimated as of the grant date using a Black-Scholes model with the following assumptions:

Nine Months Ended September 30, 2026
Expected term (in years)	5.2 - 6.5
Risk-free interest rate (%)	3.5% - 4.6%
Expected volatility (%)	62.4% - 68.3%
Dividend yield (%)	—
Weighted average grant date fair value per share	$6.28
As of September 30, 2026, there was approximately $15.3 million of unrecognized stock-based compensation expense related to stock options that will be recognized over a weighted-average period of approximately 1.5 years.
Restricted Stock
A summary of the restricted stock activity under the Company’s plans for the nine months ended September 30, 2026 is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2025	2,829,597	$11.89
Granted	2,042,339	$10.32
Vested	(1,501,516)	$12.09
Forfeited	(403,259)	$11.90
Nonvested at September 30, 2026	2,967,161	$10.71
As of September 30, 2026, there was approximately $15.8 million of unrecognized stock-based compensation expense related to restricted stock that will be recognized over a weighted-average period of approximately 1.4 years.
Performance-Based Restricted Stock Units
For performance-based restricted stock units (“PSUs”) subject to a performance condition, compensation cost is recognized straight-line over the requisite service period if the achievement of the performance condition is probable. As of September 30, 2026, the Company has determined it is probable that the performance condition will be met. For PSUs subject to a market condition, compensation cost is recognized straight-line over the requisite service period, regardless of when, if ever, the market condition is satisfied.
A summary of the PSU activity under the Company’s plans for the nine months ended September 30, 2026 is as follows:

	Number of Stock Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2025	552,208	$19.38
Granted	—	$—
Vested	—	$—
Forfeited	(241,492)	$21.82
Nonvested at September 30, 2026	310,716	$17.48
As of September 30, 2026, there was approximately $0.8 million of unrecognized stock-based compensation expense related to nonvested PSUs that will be recognized over a weighted-average period of approximately 0.4 years.
Modification of Stock Option and Restricted Stock
During the nine months ended September 30, 2026, upon the departure of a director and with approval from the Culture and Compensation Committee of the Company’s Board of Directors, 16,107 shares of previously granted time-based vesting stock options and 23,077 shares of previously granted time-based vesting restricted stock were subject to accelerated vesting. The Company accounted for the effects of the accelerated vesting of these stock awards as modifications and recognized $0.4 million of stock-based compensation which consisted of $0.1 million and $0.3 million for the acceleration of stock options and restricted stock, respectively, within general and administrative expenses on the Consolidated Statements of Operations for the nine months ended September 30, 2026. There were no such amounts for the three months ended September 30, 2026.

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
During the three months ended September 30, 2025, upon the departure of certain executives and in accordance with the terms of their employment agreements, 30,376 shares of previously granted time-based vesting stock options and 16,772 shares of previously granted time-based vesting restricted stock were subject to accelerated vesting. The Company accounted for the effects of the accelerated vesting of these stock awards as modifications and recognized $0.2 million of stock-based compensation which consisted of $0.1 million and $0.1 million for the acceleration of stock options and restricted stock, respectively, within sales and marketing expenses on the Consolidated Statements of Operations for the three months ended September 30, 2025. In the nine months ended September 30, 2025, upon the promotion and departure of certain executives and in accordance with the terms of their employment agreements, 305,804 shares of previously granted time-based vesting stock options and 500,575 shares of previously granted time-based vesting restricted stock were subject to accelerated vesting. The Company accounted for the effects of the accelerated vesting of these stock awards as modifications and recognized $2.8 million of stock-based compensation which consisted of $0.6 million and $2.2 million for the acceleration of stock options and restricted stock, respectively, within sales and marketing expenses and general and administrative expenses on the Consolidated Statements of Operations for the nine months ended September 30, 2025.
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
The following table summarizes the values of contract assets, capitalized commissions and contract liabilities (in thousands):

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	September 30, 2026	December 31, 2025
Current contract assets (1)	$—	$—
Total contract assets	$—	$—

Current capitalized commissions (1)	$188	$138
Long-term capitalized commissions (2)	170	36
Total capitalized commissions	$358	$174

Current contract liabilities	$267	$851
Long-term contract liabilities (3)	357	386
Total contract liabilities	$624	$1,237

(1) Recorded within other current assets on the Consolidated Balance Sheets.
(2) Recorded within other assets on the Consolidated Balance Sheets.
(3) Recorded within other long-term liabilities on the Consolidated Balance Sheets.
Revenue recognized related to contract liability balances outstanding at the beginning of the period was $0.8 million and $0.1 million for the nine months ended September 30, 2026 and 2025, respectively. Revenue recognized related to contract liability balances outstanding at the beginning of the period was immaterial for the three months ended September 30, 2026 and 2025. Amortization of capitalized commissions was $0.1 million and $0.2 million for the three and nine months ended September 30, 2026, respectively. Amortization of capitalized commissions was $0.1 million and $0.2 million for the three and nine months ended September 30, 2025, respectively.
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
The following table details the disaggregation of net revenue for the three and nine months ended September 30, 2026 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Client direct billing	$135,577	$132,288	$405,122	$385,483
Commercial insurance	44,654	32,466	111,865	86,089
Medicare and other government	29,023	22,974	80,595	65,462
Self-pay	—	69	—	128
Total net revenue	$209,254	$187,797	$597,582	$537,162
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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As of September 30, 2026, management determined that a valuation allowance for the Company’s U.S. operations is necessary because sufficient objectively verifiable positive evidence does not exist to overcome existing negative evidence. Accordingly, the Company’s estimated annual effective tax rate applied to the Company’s pre-tax loss for the three and nine months ended September 30, 2026, includes the impact of a partial valuation allowance against the majority of the Company’s forecasted U.S. net operating loss and tax credit carryforwards. The Company will continue to evaluate the need for a valuation allowance each period, and a change in judgment could result in a material adjustment to income tax expense.
As of September 30, 2026, the Company’s U.K. operations are in a three-year cumulative loss position. However, the reversal of U.K. deferred tax liabilities will provide a source of realization to support a portion of the U.K. deferred tax assets, and therefore a valuation allowance has not been established for those deferred tax assets. Accordingly, the Company’s estimated annual effective tax rate applied to the Company’s pre-tax loss for the three and nine months ended September 30, 2026, includes the favorable impact of recognizing a component of the U.K. benefit.
For the three and nine months ended September 30, 2026, the Company recorded an income tax benefit primarily attributable to reversal of U.K. deferred tax liabilities related to intangible assets, partially offset with current state income tax provision.
Note 11. Net Loss Per Share
The Company presents both basic earnings per share (“EPS”) and diluted EPS. Basic EPS excludes potential dilution and is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised, stock awards vested and if the 2032 Convertible Notes and 2028 Convertible Notes (collectively, the “Convertible Notes”) were converted. The potential dilution from stock awards is accounted for using the treasury stock method based on the average market value of the Company’s common stock. The potential dilution from conversion of the Convertible Notes is accounted for using the if-converted method, which requires that all of the shares of the Company’s common stock issuable upon conversion of the Convertible Notes will be included in the calculation of diluted EPS assuming conversion of the Convertible Notes at the beginning of the reporting period (or at time of issuance, if later).
The following table shows the calculations (in thousands, except net loss per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
NET LOSS	$(7,546)	$(27,129)	$(22,414)	$(98,144)

Basic weighted average shares outstanding	128,587	128,415	129,125	127,917
Diluted weighted average shares outstanding	128,587	128,415	129,125	127,917

Basic net loss per share	$(0.06)	$(0.21)	$(0.17)	$(0.77)
Diluted net loss per share	$(0.06)	$(0.21)	$(0.17)	$(0.77)

The following potential dilutive shares were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	1,273	—	249	38
Restricted stock awards	1,966	457	1,560	667
PSUs	7	—	5	—
2028 Convertible Notes	1,043	5,215	3,681	5,215
2032 Convertible Notes	22,332	—	8,210	—
In addition, 301,762 shares of PSU awards are excluded from the computation of diluted EPS for the three and nine months ended September 30, 2026 as the contingency had not been satisfied.
In connection with the issuances of the 2032 Convertible Notes and 2028 Convertible Notes, the Company entered into separate, privately negotiated capped call transactions with option counterparties on June 16 and 17, 2026 and January 11, 2021, respectively, at costs of approximately $28.7 million and $29.3 million, respectively. In connection with the repurchase of $276.0 million aggregate principal amount of the 2028 Convertible Notes in June 2026, the Company terminated a proportionate portion of the 2021 Capped Call Transactions; the remaining 2021 Capped Call Transactions relate to the $69.0 million aggregate principal amount of 2028

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Convertible Notes that remains outstanding. The capped call transactions are purchased call options on the Company's common stock and are therefore excluded from the calculation of diluted net income (loss) per share for the three and nine months ended September 30, 2026 and 2025, as their effect would be anti-dilutive.
On June 22, 2026, the Company repurchased 2,383,222 shares of its common stock. The repurchased shares were excluded from the weighted-average common shares outstanding used in the calculation of basic and diluted earnings per share beginning on June 22, 2026. As a result, the repurchase reduced the weighted-average shares outstanding.
Note 12. Commitments and Contingencies
Regulatory Matter
On July 20, 2026, the Company finalized a civil settlement agreement (the “Settlement Agreement”) with the U.S. Department of Justice (“DOJ”), on behalf of the Office of Inspector General of the U.S. Department of Health and Human Services (“OIG”), resolving an investigation related to certain consulting services provided under the Company's Laboratory Collaboration Initiative program. The Company paid $10.0 million, consisting of a settlement amount of approximately $9.8 million plus accrued interest of $0.2 million, during the third quarter of 2026. The Settlement Agreement resolves the DOJ's investigation of this matter, does not require the Company to enter into a corporate integrity agreement or undertake additional ongoing compliance obligations, and is neither an admission of liability by the Company nor a concession by the United States that its claims are not well founded.
In connection with the settlement, the Company reduced its previously established liability from $11.2 million to $10.0 million and recognized a benefit of approximately $1.2 million in general and administrative expenses in the Consolidated Statements of Operations during the second quarter of 2026. No related liability remained outstanding as of September 30, 2026.
Legal Proceedings
On December 16, 2022, a purported shareholder class action captioned Daniel Goldenberg v. NeoGenomics, Inc., Douglas VanOort, Mark Mallon, Kathryn McKenzie, and William Bonello was filed in the United States District Court for the Southern District of New York, naming the Company and certain of the Company’s current and former officers as defendants (the “Goldenberg Matter”). This lawsuit was filed by a stockholder who claims to be suing on behalf of anyone who purchased or otherwise acquired the Company’s securities between February 27, 2020 and April 26, 2022. The lawsuit alleges that material misrepresentations and/or omissions of material fact were made in the Company’s public disclosures in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The alleged improper disclosures relate to statements regarding the Company’s menu of tests, business operations and compliance with health care laws and regulations. The Company filed a motion to dismiss the Goldenberg Matter on February 5, 2024 and the plaintiff filed its opposition to the motion on March 21, 2024. On March 13, 2026, the Court entered a Memorandum and Order dismissing the Goldenberg Matter with prejudice. On April 10, 2026, the plaintiff appealed the judgment and order to the United States Court of Appeals for the Second Circuit. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees and expert fees. On April 27, 2023, a shareholder of the Company filed a shareholder derivative action on behalf of the Company captioned Puskarich v. VanOort, et al. in Clark County Nevada, naming certain of the Company’s current and former officers and directors as defendants. The allegations are substantially similar to the allegations asserted in the Goldenberg Matter. Substantially similar shareholder derivative actions were subsequently filed in Lee County, Florida and in the United States District Court for the Southern District of New York, captioned Wong v. VanOort, et al. and Mellema v. VanOort, et al., respectively. Proceedings in the shareholder derivative actions are currently stayed pending resolution of the appeal in the Goldenberg Matter. The Company believes that it has valid defenses to the claims alleged in the lawsuits, but there is no guarantee that the Company will prevail. As of the filing of this report with the SEC, the outcome of these matters is not estimable or probable.
Note 13. Segment Information
The Company operates under a single segment based on an analysis of the Company's reporting structure, the information available to the Chief Operating Decision Maker (“CODM”), and the strategic decisions being made by management. The Company provides services to a diverse client base, which includes community-based pathology and oncology practices, hospital pathology labs, reference labs, academic centers, and pharmaceutical companies. Revenue is derived from clients by providing clinical cancer testing, interpretation and consultative services, molecular and NGS testing, MRD testing, comprehensive technical and professional services offering, clinical trials and research, validation laboratory services, and oncology data solutions.
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

NEOGENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table summarizes segment information for the three and nine months ended September 30, 2026, and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenue	$209,254	$187,797	$597,582	$537,162
Less:
Amortization of intangibles	7,633	7,634	22,900	24,120
Depreciation	8,555	8,802	25,912	27,309
Stock-based compensation	8,837	10,305	26,689	33,274
Other cost of revenue(1)	104,537	99,334	304,252	280,676
Other general and administrative(1)	51,549	52,926	149,163	156,511
Other research and development(1)	8,932	7,465	27,325	24,426
Other sales and marketing(1)	27,152	21,259	77,294	66,186
Impairment charges	—	7,086	—	27,127
Loss from operations	(7,941)	(27,014)	(35,953)	(102,467)
Interest income	1,196	1,563	3,683	7,547
Interest expense	(1,267)	(603)	(2,646)	(3,154)
Other (expense) income	(9)	(335)	(38)	212
Gain on extinguishment of debt (Note 6)	—	—	11,181	—
Loss before taxes	(8,021)	(26,389)	(23,773)	(97,862)
Income tax benefit (expense)	475	(740)	1,359	(282)
Net loss	$(7,546)	$(27,129)	$(22,414)	$(98,144)
(1) Excludes amounts related to amortization of intangibles, depreciation, and stock-based compensation, as applicable.

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
As of September 30, 2026, we operated College of American Pathologists (“CAP”) accredited and Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) certified laboratories in Fort Myers, Florida; Aliso Viejo and Carlsbad, California; Research Triangle Park, North Carolina; Ramsey, New Jersey; and Houston, Texas; and a CAP accredited full-service, sample-processing laboratory in Cambridge, United Kingdom. We also have several, small, non-processing laboratory locations across the United States for providing analysis services. We currently offer the following types of testing services:
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
On May 6, 2024, the FDA published a final rule on the regulation of Laboratory Developed Tests (“LDTs”), which amended the FDA's regulations to make explicit that LDTs are devices under the Federal Food, Drug, and Cosmetic Act (“FD&C Act”). As part of that final rule, the FDA issued a policy to phase out, over the course of four years, its general enforcement discretion approach to LDTs and also issued targeted enforcement discretion policies for certain categories of LDTs.
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
Results of Operations for the Three and Nine Months Ended September 30, 2026 as Compared to the Three and Nine Months Ended September 30, 2025
Revenue
The consolidated revenue for the three and nine months ended September 30, 2026 and 2025, is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenue	$209,254	$187,797	$21,457	11.4%	$597,582	$537,162	$60,420	11.2%
Revenue for the three and nine months ended September 30, 2026 increased $21.5 million or 11.4%, and increased $60.4 million or 11.2%, respectively, as compared to 2025. Changes in revenue primarily reflect an increase in test volume, and an increase in average

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

unit price due to strategic reimbursement initiatives partially offset by lower non-clinical revenue due to macro clinical trial trends in the pharmaceutical industry.
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
The consolidated cost of revenue and gross profit metrics for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Cost of revenue(1):
Cost of revenue	$112,666	$107,351	$5,315	5.0%	$328,252	$306,212	$22,040	7.2%
Cost of revenue as a % of revenue	53.8%	57.2%			54.9%	57.0%

Gross profit:
Total gross profit	$96,588	$80,446	$16,142	20.1%	$269,330	$230,950	$38,380	16.6%
Gross profit margin	46.2%	42.8%			45.1%	43.0%
(1) Cost of revenue for the three months ended September 30, 2026 includes $4.6 million of amortization of acquired intangible assets and $0.4 million of stock-based compensation. Cost of revenue for the three months ended September 30, 2025 includes $4.6 million of amortization of acquired intangible assets and $0.3 million of stock-based compensation. Cost of revenue for the nine months ended September 30, 2026 includes $13.8 million of amortization of acquired intangible assets and $1.1 million of stock-based compensation. Cost of revenue for the nine months ended September 30, 2025 includes $14.3 million of amortization of acquired intangible assets and $1.1 million of stock-based compensation.
Consolidated cost of revenue increased 5.0% for the three months ended September 30, 2026 as compared to 2025. This increase was primarily due to $3.0 million in higher compensation and benefit costs, a $1.8 million increase in supplies expense, and a $0.2 million increase in consulting fees.
Consolidated cost of revenue increased 7.2% for the nine months ended September 30, 2026 as compared to 2025. This increase was primarily due to $11.3 million in higher compensation and benefit costs, a $9.0 million increase in supplies expense, a $1.7 million increase in consulting and other professional fees, and a $1.2 million increase in postage and shipping costs, partially offset by a $1.1 million decrease in depreciation expense.
Gross profit margin for the three and nine months ended September 30, 2026 was 46.2% and 45.1%, respectively, compared to 42.8% and 43.0% in the same periods of 2025. For the three and nine months ended September 30, 2026, the increases of 3.4% of 2.1%, respectively, were primarily related to the increase in revenue offset by higher compensation and benefit costs and an increase in supplies expense.
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
Consolidated general and administrative expenses for the periods presented are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
General and administrative	$67,073	$69,874	$(2,801)	(4.0)%	$196,427	$209,828	$(13,401)	(6.4)%
As a % of revenue	32.1%	37.2%			32.9%	39.1%
General and administrative expenses decreased $2.8 million for the three months ended September 30, 2026, when compared to the same period in 2025. This decrease was primarily due to a $2.7 million decrease in legal and other professional fees, a $0.2 million decrease in facilities costs, a $0.1 million decrease in compensation and benefit costs, and a $0.1 million decrease in transaction costs. These decreases were partially offset by an increase of $0.5 million in software and technology expenses.
General and administrative expenses decreased $13.4 million for the nine months ended September 30, 2026, when compared to the same period in 2025. This decrease was primarily due to a $10.0 million decrease in legal and other professional fees, a $3.2 million

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

decrease in compensation and benefit costs, a $1.9 million decrease in transaction costs, and a $1.2 million benefit from the adjustment of the reserve for the regulatory matter to the final settlement amount. These decreases were partially offset by an increase of $2.0 million in software and technology expenses, an increase of $0.2 million in facilities-related expenses, as well as an increase of $0.3 million due to losses on the disposal of assets during the nine months ended September 30, 2025.
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
Consolidated research and development expenses for the periods presented are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Research and development	$9,855	$8,694	$1,161	13.4%	$30,150	$27,898	$2,252	8.1%
As a % of revenue	4.7%	4.6%			5.0%	5.2%
Research and development expenses increased $1.2 million for the three months ended September 30, 2026 when compared to the same period in 2025. This increase was primarily due to a $0.7 million increase in supplies expense, a $0.6 million increase in compensation and benefit costs, and a $0.5 million increase in professional fees. These increases were partially offset by a $0.3 million decrease in depreciation expense, a $0.3 million decrease in equipment costs, and a $0.2 million increase in U.K. research and development credits.
Research and development expenses increased $2.3 million for the nine months ended September 30, 2026 when compared to the same period in 2025. This increase was primarily due to a $1.8 million increase in supplies expense, a $1.7 million increase in compensation and benefit costs, and a $0.7 million increase in consulting fees. These increases were partially offset by a $1.2 million increase in U.K. research and development credits, a $0.5 million decrease in equipment costs, and a $0.2 million decrease in depreciation expense.
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
Consolidated sales and marketing expenses for the periods presented are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Sales and marketing	$27,601	$21,806	$5,795	26.6%	$78,706	$68,564	$10,142	14.8%
As a % of revenue	13.2%	11.6%			13.2%	12.8%
Sales and marketing expenses increased $5.8 million for the three months ended September 30, 2026 when compared to the same period in 2025. This increase was primarily due to a $2.9 million increase in compensation and benefit costs due to the expansion of our sales force, an increase in professional fees of $1.3 million, a $1.1 million increase in software and technology expenses, and an increase in travel costs of $0.3 million.
Sales and marketing expenses increased $10.1 million for the nine months ended September 30, 2026 when compared to the same period in 2025. This increase was primarily due to a $5.4 million increase in compensation and benefit costs due to the expansion of our sales force, an increase in professional fees of $2.5 million, a $1.2 million increase in software and technology expenses, and an increase in travel costs of $0.6 million.
We expect higher commissions expense in the coming quarters as we expand our sales representative force and our sales representatives generate new business. We expect our sales and marketing expenses over the long term to align with changes in revenue and we continue to evaluate the effectiveness of our incentive compensation plans.
Impairment Charges
Consolidated impairment charges for the three and nine months ended September 30, 2026 and 2025 is as follows:

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Impairment charges	$—	$7,086	$(7,086)	NM(2)	$—	$27,127	$(27,127)	NM(2)
As a % of revenue	—%	3.8%			—%	5.1%
(2) NM - Not meaningful
Impairment charges decreased $7.1 million and $27.1 million for the three and nine months ended September 30, 2026, respectively, when compared to the same periods in 2025. Impairment charges for the three months ended September 30, 2025, consisted of a $7.1 million impairment on disposal groups held for sale. Impairment charges for the nine months ended September 30, 2025, consisted of an $11.4 million impairment on InVisionFirst®-Lung intangible assets, $15.3 million impairment on disposal groups held for sale, and a $0.4 million loss on InVisionFirst®-Lung inventory write-off.
Interest Income
Interest income for the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Interest income	$1,196	$1,563	$(367)	(23.5)%	$3,683	$7,547	$(3,864)	(51.2)%
Interest income was $1.2 million and $3.7 million for the three and nine months ended September 30, 2026, respectively, compared to income of $1.6 million and $7.5 million for the same periods in 2025, respectively. Interest income includes interest earned on funds held in our cash equivalent and marketable securities accounts. The decrease in interest income for the three and nine months ended September 30, 2026 was primarily due to a reduction in the average balance of invested cash when compared to the same periods in 2025.
For further details regarding our investments in marketable securities, please refer to Note 4. Fair Value Measurements in the accompanying notes to the unaudited Consolidated Financial Statements.
Interest Expense
Interest expense for the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Interest expense	$(1,267)	$(603)	$(664)	110.1%	$(2,646)	$(3,154)	$508	(16.1)%
Interest expense was $1.3 million and $2.6 million for the three and nine months ended September 30, 2026, respectively, compared to expense of $0.6 million and $3.2 million for the same periods in 2025.
Interest expense for the three and nine months ended September 30, 2026 and 2025 primarily reflects interest incurred on the Company's outstanding convertible notes. The effective interest rates on the 2032 Convertible Notes and the 2028 Convertible Notes are 1.33% and 0.70%, respectively. Interest on the 2032 Convertible Notes and 2028 Convertible Notes began accruing upon issuance and is payable semi-annually. The increase in interest expense for the three months ended September 30, 2026 was primarily attributable to interest expense on the 2032 Convertible Notes issued in June 2026. The decrease in interest expense for the nine months ended September 30, 2026 was primarily attributable to the repayment of the 2025 Convertible Notes in May 2025 and the partial repurchase of the 2028 Convertible Notes during the second quarter of 2026, partially offset by interest expense on the 2032 Convertible Notes.
For further details regarding the convertible notes please refer to Note 6. Debt in the accompanying notes to the Consolidated Financial Statements.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Income (Loss) Per Share
The following table provides consolidated net loss for each period along with the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2026 and 2025 (in thousands, except net loss per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
NET LOSS	$(7,546)	$(27,129)	$(22,414)	$(98,144)

Basic weighted average shares outstanding	128,587	128,415	129,125	127,917
Diluted weighted average shares outstanding	128,587	128,415	129,125	127,917

Basic net loss per share	$(0.06)	$(0.21)	$(0.17)	$(0.77)
Diluted net loss per share	$(0.06)	$(0.21)	$(0.17)	$(0.77)

Non-GAAP Measures
Use of Non-GAAP Financial Measures
In order to provide greater transparency regarding our operating performance, the financial results in this Quarterly Report on Form 10-Q refer to certain non-GAAP financial measures that involve adjustments to GAAP results. Non-GAAP financial measures exclude certain income and/or expense items that management believes are not directly attributable to the Company’s core operating results and/or certain items that are inconsistent in amounts and frequency, making it difficult to perform a meaningful evaluation of our current or past operating performance. Management believes that the presentation of operating results using non-GAAP financial measures provides useful supplemental information to investors by facilitating the analysis of the Company’s core test-level operating results across reporting periods. These non-GAAP financial measures may also assist investors in evaluating future prospects. Management also uses non-GAAP financial measures for financial and operational decision making, planning and forecasting purposes and to manage the business. These non-GAAP financial measures do not replace the presentation of financial information in accordance with U.S. GAAP financial results, should not be considered measures of liquidity, and are unlikely to be comparable to non-GAAP financial measures provided by other companies.
Definitions of Non-GAAP Measures
Non-GAAP Adjusted EBITDA
“Adjusted EBITDA” is defined by NeoGenomics as net (loss) income before: (i) interest income, (ii) interest expense, (iii) income tax (benefit) or expense, (iv) depreciation and amortization expense, (v) stock-based compensation expense, and, if applicable in a reporting period, (vi) leadership transition costs, (vii) acquisition and integration related expenses, (viii) impairment charges, (ix) intellectual property (“IP”) litigation costs, (x) gain on extinguishment of debt, (xi) adjustment to contingency for regulatory matter, and (xii) other significant or non-operating (income) or expenses, net.
“EBITDA” is defined by NeoGenomics as net (loss) income before: (i) interest income, (ii) interest expense, (iii) income tax (benefit) or expense, and (iv) depreciation and amortization expense.

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a reconciliation of GAAP net loss to Non-GAAP EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Net loss (GAAP)	$(7,546)	$(27,129)	$(22,414)	$(98,144)
Adjustments to net loss:
Interest income	(1,196)	(1,563)	(3,683)	(7,547)
Interest expense	1,267	603	2,646	3,154
Income tax (benefit) expense	(475)	740	(1,359)	282
Depreciation	8,555	8,803	25,912	27,309
Amortization	8,023	7,634	23,630	24,120
EBITDA (non-GAAP)	$8,628	$(10,912)	$24,732	$(50,826)
Further adjustments to EBITDA:
Leadership transition costs(1)	1,073	319	1,636	3,149
Acquisition and integration related expenses(2)	—	1,800	806	6,176
Stock-based compensation expense	8,837	10,305	26,689	33,274
Gain on extinguishment of debt	—	—	(11,181)	—
Impairment charges(3)	—	7,086	—	27,127
IP litigation costs(4)	42	3,634	207	11,077
Adjustment to contingency for regulatory matter	—	—	(1,155)	—
Other significant expenses, net(5)	89	—	406	—
Adjusted EBITDA (non-GAAP)	$18,669	$12,232	$42,140	$29,977
(1) For the three and nine months ended September 30, 2026, leadership transition costs include executive severance and executive retention costs. For the three months ended September 30, 2025, leadership transition costs include executive retention costs. For the nine months ended September 30, 2025, leadership transition costs include executive severance costs, executive retention costs, and executive search costs.
(2) For the nine months ended September 30, 2026, acquisition and integration related expenses include severance costs. There were no such costs for the three months ended September 30, 2026. For the three and nine months ended September 30, 2025, acquisition and integration related expenses include consulting and legal fees, severance costs, and employee retention costs.
(3) For the three months ended September 30, 2025, impairment charges include an impairment of a disposal group held for sale. For the nine months ended September 30, 2025, impairment charges include losses from InVisionFirst®-Lung intangible asset impairment and inventory write-off, and impairment of a disposal group held for sale. There were no such costs for the three and nine months ended September 30, 2026.
(4) For the three and nine months ended September 30, 2026 and September 30, 2025, IP litigation costs include legal fees.
(5) For the three and nine months ended September 30, 2026, other significant expenses, net, include severance and retention costs. There were no such costs for the three and nine months ended September 30, 2025.
Liquidity and Capital Resources
To date, we have financed our operations primarily through cash generated from operations, public and private sales of debt and equity securities, and bank debt borrowings.
The following table presents a summary of our consolidated cash flows for operating, investing and financing activities for the nine months ended September 30, 2026 and 2025, as well as balances of cash and cash equivalents and working capital:

NEOGENOMICS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,
($ in thousands)	2026	2025
Net cash (used in) provided by:
Operating activities	$2,937	$3,887
Investing activities	(25,167)	(6,031)
Financing activities	1,893	(200,719)
Net change in cash and cash equivalents, including cash classified within current assets held for sale	(20,337)	(202,863)
Less: net change in cash classified within current assets held for sale	—	(32)
Net change	(20,337)	(202,895)
Cash and cash equivalents, beginning of period	159,618	367,012
Cash and cash equivalents, end of period	$139,281	$164,117
Working Capital (1), end of period	$293,910	$284,599
(1) Defined as current assets less current liabilities.
Cash Flows from Operating Activities
Cash provided by operating activities during the nine months ended September 30, 2026 was $2.9 million compared to $3.9 million in the same period in 2025. This $1.0 million decrease in cash provided by operating activities was primarily driven by an increase in accounts receivable and the payment of the previously established reserve related to the regulatory matter described in Note 12 to the accompanying unaudited Condensed Consolidated Financial Statements, substantially offset by higher cash provided by our operating results (net loss adjusted for depreciation, amortization of intangibles, gain on extinguishment of debt and other non-cash charges), which was primarily driven by an improvement in gross profit. The increase in accounts receivable was primarily attributable to delays in the issuance of invoices in connection with our transition to a new billing platform, which is intended to improve collections through automated workflows and greater efficiency. We expect the impact of this transition on the timing of our collections to be temporary, and the increase did not reflect a change in our customer payment patterns.
Cash Flows from Investing Activities
During the nine months ended September 30, 2026, cash used in investing activities was $25.2 million compared to $6.0 million in the same period in 2025. This change was primarily due to a $20.1 million decrease in proceeds from maturities of marketable securities. These decreases were partially offset by an increase in purchases of property and equipment of $5.9 million and a $6.5 million decrease in cash used for the acquisition of Pathline.
Cash Flows from Financing Activities
During the nine months ended September 30, 2026, cash provided in financing activities was $1.9 million compared to cash used in financing activities of $200.7 million in the same period in 2025. The year-over-year decrease in cash used was primarily due to $201.3 million of repayments of the convertible senior notes due 2025 in 2025.
For the nine months ended September 30, 2026, cash provided in financing activities includes approximately $306.3 million cash provided by the 2032 Convertible Note issuance, offset by $262.9 million cash used for the partial repayment of the 2028 Convertible Notes, $28.7 million in cash used for premiums paid on capped call confirmations, and $25.0 million in cash used to repurchase shares of common stock.
Liquidity Outlook
We had $139.3 million in unrestricted cash and cash equivalents as of September 30, 2026 to support current operational liquidity needs. We anticipate that the cash on hand and cash collections are sufficient to fund our near-term capital, and operating needs for at least the next 12 months. Operating needs include, but are not limited to, the planned costs to operate our business, including amounts required to fund working capital, capital expenditures, continued research and development efforts, and potential strategic acquisitions and investments.
Capital Expenditures
We forecast capital expenditures in order to execute on our business plan and maintain growth; however, the actual amount and timing of such capital expenditures will ultimately be determined by the volume of business. We currently anticipate that our capital expenditures for the year ending December 31, 2026 will be in the range of approximately $35.0 million. During the nine months ended September 30, 2026, we purchased, with cash, approximately $25.0 million of capital equipment, software and leasehold improvements. We have funded and plan to continue funding these capital expenditures with cash.

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
Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth information concerning our purchases of common stock for the periods indicated:

Period of Repurchase	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2026 - July 31, 2026	49	$14.59	—	—
August 1, 2026 - August 31, 2026	79	$15.51	—	—
September 1, 2026 - September 30, 2026	2,692	$17.91	—	—
Total	2,820		—	—
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Insider Trading Plans
During the quarter ended September 30, 2026, no officers or directors, as defined in Rule 16a-1(f), adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Regulation S-K Item 408.

NEOGENOMICS, INC.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Location

3.1	Amendment to the Amended and Restated Bylaws of NeoGenomics, Inc., effective as of September 30, 2026.	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2026.

10.1	Amended and Restated Employment Agreement, effective as of January 4, 2027, by and between NeoGenomics, Inc. and Anthony Zook.	Provided herewith.

10.2	Amended and Restated Employment Agreement, effective as of January 4, 2027, by and between NeoGenomics, Inc. and Warren Stone.	Provided herewith.

10.3	Letter Agreement between NeoGenomics, Inc. and Alicia Olivo, dated as of October 2, 2026.	Provided herewith.

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith.

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith.

32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith.

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Provided herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Provided herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Provided herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Provided herewith.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Provided herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Provided herewith.

104	Cover Page Interactive File (formatted as inline XBRL and contained within Exhibit 101)	Provided herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 28, 2026	NEOGENOMICS, INC.

	By:	/s/ Anthony Zook
	Name:	Anthony Zook
	Title:	Director and Chief Executive Officer

	By:	/s/ Abhishek Jain
	Name:	Abhishek Jain
	Title:	Chief Financial Officer